Form 10-Q
period 2002-09-30
RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA TENNESSEE LLC
filed 2002-11-19
CIK 1062368, 1062363, 1062367, 1062365

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file numbers:
333-56679
333-56679-02
333-56679-01
333-56679-03

Renaissance Media Group LLC
Renaissance Media (Louisiana) LLC
Renaissance Media (Tennessee) LLC
Renaissance Media Capital Corporation
(Exact name of registrants as specified in their charters)

Delaware Delaware Delaware Delaware	14-1803051 14-1801165 14-1801164 14-1803049
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrants' telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date:

    All of the limited liability company membership interests of Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC are held by Renaissance Media Group LLC. All of the issued and outstanding shares of capital stock of Renaissance Media Capital Corporation are held by Renaissance Media Group LLC. All of the limited liability company membership interests of Renaissance Media Group LLC are held by Charter Communications, LLC (and indirectly by Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

* Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

Renaissance Media Group LLC
Renaissance Media (Louisiana) LLC
Renaissance Media (Tennessee) LLC
Renaissance Media Capital Corporation

Quarterly Report on Form 10-Q for the Period ended September 30, 2002

Table of Contents

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions, including without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") in this Quarterly Report. Many of the forward-looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," and "potential," among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report are set forth in this Quarterly Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission, or the SEC, and include, but are not limited to:

  our ability to sustain and grow revenues and cash flow by offering advanced products and services;
  our ability to achieve free cash flow;
  our ability to maintain and grow the number of basic, digital and modem customers;
  the cost and availability of funding for anticipated capital expenditures for our upgrades, new equipment and facilities;
  availability of funds to meet payment obligations under our debt, either through cash from operations or further borrowing;
  our ability to support new advanced services through our plant technology upgrade;
  our ability to compete effectively in a highly competitive and changing environment;
  our ability to obtain programming as needed and at reasonable prices;
  our ability to continue to do business with and to use the intellectual property of existing vendors, particularly high-tech companies that do not have a long operating history;
  the results of the pending grand jury inquiry filed by the United States Attorney's Office for the Eastern District of Missouri, the pending informal, non-public SEC Inquiry and the putative class action and derivative shareholders litigation against Charter Communications, Inc., our indirect parent;
  general business conditions and economic uncertainty or slowdown; and
  the effects of governmental regulation on our business.

All forward-looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                   September 30,  December 31,
                                                                                       2002          2001
                                                                                   ------------  ------------
                                                                                   (unaudited)
                              ASSETS
CURRENT ASSETS:
   Accounts receivable, less allowance for doubtful accounts of
     $529 and $468, respectively................................................. $      1,248  $      1,540
   Prepaid expenses and other current assets.....................................          251           104
                                                                                   ------------  ------------
         Total current assets....................................................        1,499         1,644
                                                                                   ------------  ------------
INVESTMENT IN CABLE PROPERTIES:
   Property, plant and equipment, net of accumulated
     depreciation of $67,490 and $48,610, respectively...........................      158,346       163,681
   Franchises, net of accumulated amortization of $73,853........................      341,586       341,586
                                                                                   ------------  ------------
         Total investment in cable properties, net...............................      499,932       505,267
                                                                                   ------------  ------------
OTHER ASSETS.....................................................................           48           244
                                                                                   ------------  ------------
        Total assets............................................................. $    501,479  $    507,155
                                                                                   ============  ============
                LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses......................................... $     14,712  $     15,124
   Payables to manager of cable systems - related parties........................       68,011        74,952
                                                                                   ------------  ------------
         Total current liabilities...............................................       82,723        90,076
                                                                                   ------------  ------------
LONG-TERM DEBT...................................................................      110,864       103,565

MEMBER'S EQUITY..................................................................      307,892       313,514
                                                                                   ------------  ------------
          Total liabilities and member's equity.................................. $    501,479  $    507,155
                                                                                   ============  ============

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

                                                                          Three Months Ended          Nine Months Ended
                                                                             September 30,              September 30,
                                                                     --------------------------  --------------------------
                                                                         2002          2001          2002         2001
                                                                     ------------  ------------  ------------  ------------
                                                                             (unaudited)                 (unaudited)

REVENUES........................................................... $     26,338  $     22,640  $     75,385  $     64,590

COSTS AND EXPENSES:
   Operating (excluding those items listed below)..................       10,436         7,660        29,249        21,989
   Selling, general and administrative.............................        3,950         3,542        11,424         9,730
   Depreciation and amortization...................................       10,676        15,971        31,817        48,323
   Corporate expenses - related parties............................          346           321         1,052           969
                                                                     ------------  ------------  ------------  ------------
                                                                          25,408        27,494        73,542        81,011
                                                                     ------------  ------------  ------------  ------------
       Income (loss) from operations...............................          930        (4,854)        1,843       (16,421)
                                                                     ------------  ------------  ------------  ------------
OTHER EXPENSE:
   Interest expense, net...........................................       (2,490)       (2,187)       (7,299)       (6,530)
   Other, net......................................................          (96)          (46)         (166)         (123)
                                                                     ------------  ------------  ------------  ------------
                                                                          (2,586)       (2,233)       (7,465)       (6,653)
                                                                     ------------  ------------  ------------  ------------
       Net loss.................................................... $     (1,656) $     (7,087) $     (5,622) $    (23,074)
                                                                     ============  ============  ============  ============

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       --------------------------
                                                                                           2002          2001
                                                                                       ------------  ------------
                                                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.......................................................................... $     (5,622) $    (23,074)
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Depreciation and amortization..................................................       31,817        48,323
      Noncash interest expense.......................................................        7,299         6,591
   Changes in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable............................................................          292        (1,947)
      Prepaid expenses and other assets..............................................           49          (565)
      Accounts payable and accrued expenses..........................................         (412)      (16,843)
      Payables to related party .....................................................       (6,941)       36,309
                                                                                       ------------  ------------
          Net cash flows from operating activities...................................       26,482        48,794
                                                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment........................................      (26,482)      (39,715)
                                                                                       ------------  ------------
          Net cash flows from investing activities...................................      (26,482)      (39,715)
                                                                                       ------------  ------------
NET CHANGE IN CASH...................................................................           --         9,079
CASH, beginning of period............................................................           --         1,809
                                                                                       ------------  ------------
CASH, end of period.................................................................. $         --  $     10,888
                                                                                       ============  ============

See accompanying notes to consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)

1. Organization and Basis of Presentation

The accompanying consolidated financial statements of Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly-owned finance subsidiaries, Renaissance Media (Louisiana) LLC ("Renaissance Louisiana"), Renaissance Media (Tennessee) LLC ("Renaissance Tennessee") and Renaissance Media Capital Corporation ("Capital Corporation"). Renaissance Louisiana, Renaissance Tennessee and Capital Corporation are the co- issuers of $114.4 million aggregate principal amount at maturity of 10.000% senior discount notes due 2008 (the "Notes") that were issued in 1998, discussed in more detail in Note 4, below, and in Note 7 to the Company's financial statements filed on Form 10-K for the year ended December 31, 2001. The Company has fully and unconditionally guaranteed the Notes. Renaissance Media LLC ("Media") is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group.

The Company is an indirect wholly-owned subsidiary of Charter Communications Operating, LLC ("Charter Operating") from which the Company receives funding as needed. The Company currently offers a full array of traditional analog cable services and advanced bandwidth services such as digital cable television, interactive video programming, dial-up telephone modems and high-speed cable modems, and video-on-demand. The Company operates primarily in the states of Tennessee and Louisiana.

Reclassifications

Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2. Responsibility for Interim Financial Statements

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this Quarterly Report. The accompanying consolidated financial statements are unaudited. However, in the opinion of management, such statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

3. Intangible Assets

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead will be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Company had an independent appraiser determine the valuation of its franchises as of January 1, 2002. Franchises were aggregated into essentially inseparable reporting units to conduct the valuations. The appraiser determined that the fair value of each of the Company's reporting units exceeded their carrying amount at that time. As a result, no impairment charge was recorded upon adoption.

In determining whether the Company's franchises have an indefinite life, the Company considered the exclusivity of the franchise, the history of franchise renewals, and the technological state of the associated cable systems with a view to whether or not the Company is in compliance with any technology upgrading requirements. Any franchise costs associated with the franchise renewals will be amortized on a straight-line basis over 10 years, which represents management's best estimate of the remaining lives of such franchises.

As required by SFAS No. 142, the standard has not been retroactively applied to the results for the period prior to adoption. A reconciliation of net loss for the three and nine months ended September 30, 2002 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2001, is presented below (dollars in thousands):

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                            -----------------------------------  --------------------------------
                                                                    2002               2001             2002             2001
                                                            -----------------  ----------------  ---------------  ---------------
NET LOSS:
   Reported net loss...................................... $          (1,656)           (7,087) $        (5,622) $       (23,074)
   Add back: amortization of indefinite-lived franchises..                --             6,924               --           20,772
                                                            -----------------  ----------------  ---------------  ---------------
      Adjusted net loss................................... $          (1,656)             (163) $        (5,622) $        (2,302)
                                                            =================  ================  ===============  ===============

4. Long-Term Debt

Long-term debt consists of the following as of the dates presented (dollars in thousands):

                                                            September 30, 2002 December 31, 2001
                                                            -----------------  ----------------
10% senior discount notes................................. $         114,413  $        114,413
Unamortized net discount..................................            (3,549)          (10,848)
                                                            -----------------  ----------------
                                                           $         110,864  $        103,565
                                                            =================  ================

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163.2 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 for proceeds of $100.0 million. The notes pay no cash interest until April 15, 2003. From and after April 15, 2003, the notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the notes.

The fair market value of the notes was $95.0 million and $89.2 million as of September 30, 2002 and December 31, 2001, respectively. The fair value of the notes is based on quoted market prices.

There are no significant restrictions on the ability of the Company to obtain funds from its subsidiaries through dividends or loans, provided that the Company remains a guarantor under the indenture (the "Indenture") pursuant to which the notes were issued and that any loans are evidenced by promissory notes. Additionally, there are no significant restrictions on the ability of Renaissance Louisiana and Renaissance Tennessee to obtain funds from Media through dividends or loans provided that Media remains a restricted subsidiary under the Indenture.

Charter Operating holds the 100% member interest in the Company as collateral for the Charter Operating credit facility. However, none of the Company's subsidiaries' member interests have been pledged as collateral to the Charter Operating credit facility. In addition, neither the Company nor any of its subsidiaries has guaranteed the Charter Operating credit facility nor will such entities be required to guarantee the Charter Operating credit facility, as long as the notes are outstanding.

5. Contingencies

Fourteen putative class action lawsuits (the "Federal Class Actions") have been filed against Charter Communications, Inc., the Company's indirect parent, and certain of its former and present officers and directors in various jurisdictions on behalf of all purchasers of the securities of Charter Communications, Inc. during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning its operations and prospects. In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation to transfer the Federal Class Actions to a single forum. Charter Communications, Inc. anticipates that the Federal Class Actions will be consolidated into a single class action in a single jurisdiction.

Separately, on September 12, 2002, a shareholders derivative suit (the "Derivative Action") was filed in Missouri state court against Charter Communications, Inc. and certain of its current directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on behalf of Charter Communications, Inc., are sought by the plaintiffs.

In addition to the Federal Class Actions and the Derivative Action, six putative class action lawsuits have been filed against Charter Communications, Inc. and its current directors and certain of its officers in the Court of Chancery of the State of Delaware (the "Delaware Class Actions"). The Delaware Class Actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter Communications, Inc. at an unfair price. The lawsuits were brought on behalf of the securities holders of Charter Communications, Inc. as of July 29, 2002, and seek unspecified damages and possible injunctive relief. Charter Communications, Inc. has informed the Company that no such proposed transaction has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions have been filed. Charter Communications, Inc. intends to vigorously defend the lawsuits.

Since the filing of the first civil class action lawsuit, Charter Communications, Inc. has received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Missouri. The investigation and subpoenas generally relate to the prior reports of Charter Communications, Inc. with respect to its determination of customers, and to various of its other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter Communications, Inc. has been advised by the U.S. Attorney's Office that no member of its Board of Directors, including the Chief Executive Officer, is a target of the investigation. Charter Communications, Inc. is actively cooperating with the investigation. On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers. The Staff requested that Charter Communications, Inc. voluntarily provide certain documents. Charter Communications, Inc. intends to cooperate with the SEC Staff and to provide documents in response to the inquiry.

Charter Communications, Inc. is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. The limited liability company agreements of the Company, Renaissance Tennessee and Renaissance Louisiana may require these entities to indemnify Charter Communications, Inc.

In March 2002, the Federal Communications Commission ruled that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is expected to be argued in early 2003. As a result of this ruling, the Company has stopped collecting franchise fees for cable modem service.

In addition to the matters set forth above, the Company is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, and taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table summarizes amounts and the percentages of total revenues for certain items for the periods indicated (dollars in millions):

                                                                 Nine Months Ended September 30,
                                                       --------------------------------------------
                                                                2002                    2001
                                                       ---------------------   --------------------
Revenues............................................. $     75.4      100.0% $    64.6      100.0%
                                                       ----------  ---------   ---------  ---------
Costs and expenses:
  Operating (excluding those items listed below).....       29.2       38.7%      22.0       34.1%
  Selling, general and administrative................       11.4       15.1%       9.7       15.0%
  Depreciation and amortization......................       31.8       42.2%      48.3       74.8%
  Corporate expenses - related parties...............        1.1        1.5%       1.0        1.5%
                                                       ----------  ---------   ---------  ---------
                                                            73.5       97.5%      81.0      125.4%
                                                       ----------  ---------   ---------  ---------
      Income (loss) from operations..................        1.9        2.5%     (16.4)     (25.4)%
                                                       ----------              ---------
Other expense:
  Interest expense, net..............................       (7.3)                  (6.5)
  Other expense......................................       (0.2)                  (0.1)
                                                       ----------              ---------
                                                            (7.5)                  (6.7)
                                                       ----------              ---------
      Net loss....................................... $     (5.6)             $   (23.1)
                                                       ==========              =========

Other financial and operational data for the periods indicated follows (dollars in thousands, except average monthly revenue per basic customer):

                                                                   Nine Months Ended September
                                                                   ----------------------------
                                                                       2002           2001
                                                                   -------------  -------------
Homes passed (at period end) (a)................................. $     216,500  $     216,200
Basic customers (at period end) (b) (c)..........................       147,700        149,200
Basic penetration (at period end) (c) (d)........................          68.2%          69.0%
Digital customers (at period end) (c) (e)........................        55,600         47,700
Digital penetration of basic customers (at period end) (c) (f)...          37.6%          32.0%
Cable modem customers (at period end) (c) (g)....................        19,200          6,200
Average monthly revenue per basic customer (quarter) (c) (h)..... $       59.44  $       50.58
Revenue generating units (at period end) (c) (i).................       222,500        203,100
Customer relationships (at period end) (c) (j)...................       147,700        149,200

  Homes passed represents the estimated number of living units, such as single residence homes, apartments and condominium units, passed by the cable distribution network in a given cable system service area to which we offer the service indicated.

  As of September 30, 2002 and 2001, basic customers include: 1) approximately 400 and 100 customers (0.3% and 0.07% of total basic customers), respectively, who pay for cable modem service only and who are also counted as cable modem customers and 2) approximately 2,900 commercial customers who are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in a system by the most prevalent price charged to non-bulk residential customers in that system for the comparable tier of service. The EBU method of calculating basic customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year.

  As described on page 16, the United States Attorney's office is conducting an investigation into certain matters, including the Company's prior practices with respect to its determination of customers. The investigation may provide information that could result in a revision of customer information for 2001 to reflect that certain disconnect requests and non-paying customers were not disconnected in a timely fashion. The Company has initiated company-wide guidelines respecting voluntary and non-pay disconnects.

  Basic penetration represents the number of customers as a percentage of homes passed.

  Digital customers include all households that have one or more digital set-top terminals. Included in digital customers at September 30, 2002 and 2001 are 800 and 0 customers, respectively, that receive digital service directly through satellite transmission.

  Digital penetration of basic customers represents the number of digital customers as a percentage of basic customers.

  As of September 30, 2002 and 2001, cable modem customers include approximately 800 and 200 commercial customers, respectively, who are calculated on an equivalent modem unit ("EMU") basis. EMU is calculated for a system by dividing the aggregate commercial revenue for modem service by the average effective price charged in that system for modem service to residential customers. We have consistently utilized this methodology, as it conforms to our internal practices followed for operating and capital expenditure budgeting.

  Average monthly revenue per basic customer represents revenues divided by three divided by the number of basic customers at period end.

  Revenue generating units include the total of all primary analog video, digital video and cable modem customers, not counting additional outlets at period end.

  Customer relationships include the number of customers that receive at least one level of service encompassing video and data services, without regard to which service(s) customers purchase at period end.

COMPARISON OF RESULTS

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. Revenues increased $10.8 million, or 16.7%, to $75.4 million for the nine months ended September 30, 2002 from $64.6 million for the nine months ended September 30, 2001. Revenues by service offering are as follows (dollars in millions):

                                  Nine Months Ended September 30,
                           ------------------------------------------
                                   2002                  2001             2002 over 2001
                           --------------------  --------------------  --------------------
                                        % of                  % of                    %
                            Amount    Revenues    Amount    Revenues    Change     Change
                           ---------  ---------  ---------  ---------  ---------  ---------
Analog video............. $    52.4       69.5% $    47.8       74.0% $     4.6        9.6%
Digital video............       8.0       10.6%       6.8       10.5%       1.2       17.6%
Cable modem..............       3.9        5.2%       0.8        1.2%       3.1      387.5%
Advertising sales........       5.1        6.8%       3.8        5.9%       1.3       34.2%
Other....................       6.0        7.9%       5.4        8.4%       0.6       11.1%
                           ---------  ---------  ---------  ---------  ---------
                          $    75.4      100.0% $    64.6      100.0% $    10.8       16.7%
                           =========  =========  =========  =========  =========

See note (c) above for certain information regarding customer figures for 2001.

Analog video revenues consist primarily of revenues from basic and premium services. Analog video revenues increased $4.6 million, or 9.6%, as a result of general rate increases in basic service offset by a decrease in basic customers of 1,500, or 1.0%, to 147,700 at September 30, 2002 compared to 149,200 at September 30, 2001. The decline in customers is primarily due to competition from satellite providers, customer reaction to increased prices in rebuilt markets and continued adherence to strengthened credit policies implemented in early 2002. We recently announced that we will not be raising rates in the near term in certain of our operating areas that have experienced significant rate increases, which could negatively impact margins.

Digital video revenues consist primarily of revenues related to the provision of digital video service. Digital video revenues increased $1.2 million, or 17.6%, as a result of digital customers increasing by 7,900, or 16.6%, to 55,600 at September 30, 2002 compared to 47,700 at September 30, 2001 coupled with general rate increases in digital service. Focused marketing efforts, bundled service packages and demand for this service have also contributed to the increase. We recently announced that we will not be raising rates in the near term in certain of our operating areas that have experienced significant rate increases, which could negatively impact margins.

Cable modem revenues consist primarily of revenues related to the provision of high-speed Internet service. Cable modem revenues increased $3.1 million as a result of cable modem customers increasing by 13,000, or 209.7%, to 19,200 at September 30, 2002 compared to 6,200 at September 30, 2001. The increase was due to internal growth as our system upgrades and expansion continue to increase our ability to offer high-speed Internet service to a larger portion of our customer base. Internal growth in cable modem services was the result of focused marketing efforts, bundled service packages and demand for such services.

Advertising sales revenues consist primarily of revenues from traditional advertising services as well as advertising to promote new channels. Advertising sales increased $1.3 million, or 34.2%, from $3.8 million for the nine months ended September 30, 2001 to $5.1 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in non-launch advertising contracts offset by a decrease in advertising to promote new channels. Revenues from advertising provided to vendors and programmers to promote new channels are recognized based upon the fair value of advertising provided.

Other revenues consist primarily of revenues from franchise fees, customer installations, equipment rental, processing fees, wire maintenance fees, home shopping, dial-up Internet service and other miscellaneous revenues. Other revenues increased $0.6 million, or 11.1%, from $5.4 million for the nine months ended September 30, 2001 to $6.0 million for the nine months ended September 30, 2002. The increase was primarily due to an increase in miscellaneous revenues, coupled with increases in the other aforementioned revenues offset partially by the Federal Communications Commission's ruling that collection of franchise fees was no longer required for cable modem service.

Operating Expenses. Operating expenses increased by $7.2 million, or 32.7%, from $22.0 million for the nine months ended September 30, 2001 to $29.2 million for the nine months ended September 30, 2002. Key components of operating expenses as a percentage of revenues are as follows (dollars in millions):

                                                 Nine Months Ended September 30,
                                          ------------------------------------------
                                                  2002                  2001             2002 over 2001
                                          --------------------  --------------------  --------------------
                                                       % of                  % of                    %
                                           Amount    Revenues    Amount    Revenues    Change     Change
                                          ---------  ---------  ---------  ---------  ---------  ---------
Analog video programming................ $    16.9       22.4% $    14.5       22.5% $     2.4       16.6%
Digital video...........................       2.6        3.4%       1.6        2.5%       1.0       62.5%
Cable modem.............................       1.7        2.3%       0.4        0.6%       1.3      325.0%
Advertising sales.......................       1.7        2.3%        --         --        1.7         N/A
Service costs...........................       6.3        8.3%       5.5        8.5%       0.8       14.5%
                                          ---------  ---------  ---------  ---------  ---------
                                         $    29.2       38.7% $    22.0       34.1% $     7.2       32.7%
                                          =========  =========  =========  =========  =========

Analog video programming costs consist primarily of costs paid to programmers for the provision of basic and premium channels as well as pay-per-view programs and channel guides. The increase in analog video programming expenses of $2.4 million, or 16.6%, was primarily due to inflationary or negotiated price increases, particularly in sports programming, and an increased number of channels carried on our systems. The increase of $1.0 million, or 62.5%, in direct operating costs to provide digital video services was primarily due to internal growth of these advanced services and increased programming costs. Total programming costs, including both digital and analog programming, were $19.4 million and $15.9 million, representing 66.4% and 72.3% of total operating expenses for nine months ended September 30, 2002 and 2001. The increase of $1.3 million in direct operating costs to provide cable modem services was primarily due to the increase in cable modem customers. Advertising sales expenses increased $1.7 million from $0 for the nine months ended September 30, 2001 to $1.7 million for the nine months ended September 30, 2002 because we previously had outsourced our advertising services to a third-party provider and had recognized only the net revenue on such services. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs of $0.8 million, or 14.5%, resulted primarily from overall continued internal growth in advanced services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.7 million, or 17.5%, from $9.7 million for the nine months ended September 30, 2001 to $11.4 million for the nine months ended September 30, 2002. Key components of expense as a percentage of revenues are as follows (dollars in millions):

                                              Nine Months Ended September 30,
                                       ------------------------------------------
                                               2002                  2001             2002 over 2001
                                       --------------------  --------------------  --------------------
                                                    % of                  % of                    %
                                        Amount    Revenues    Amount    Revenues    Change     Change
                                       ---------  ---------  ---------  ---------  ---------  ---------
General and administrative........... $     9.8       13.0% $     8.9       13.8% $     0.9       10.1%
Marketing............................       1.6        2.1%       0.8        1.2%       0.8      100.0%
                                       ---------  ---------  ---------  ---------  ---------
                                      $    11.4       15.1% $     9.7       15.0% $     1.7       17.5%
                                       =========  =========  =========  =========  =========

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, bad debt expense and property taxes. The increase in general and administrative expenses of $0.9 million, or 10.1%, resulted primarily from overall continued internal growth in advanced services. Marketing expenses increased $0.8 million, or 100.0%, related to an increased level of promotions of our service offerings.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased by $16.5 million, or 34.2%, to $31.8 million for the nine months ended September 30, 2002 from $48.3 million for the nine months ended September 30, 2001. This decrease was due primarily to the adoption on January 1, 2002 of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that franchise intangible assets that meet the indefinite life criteria of SFAS No. 142 no longer be amortized against earnings but instead be tested for impairment on an annual basis. Upon adoption we did not incur an impairment charge and eliminated the amortization of indefinite-lived assets. Amortization of such assets totaled $20.8 million for the nine months ended September 30, 2001. The decrease was partially offset by the increase in depreciation expense related to additional capital expenditures in 2002 and 2001.

Corporate Expenses - Related Parties. Corporate expenses for the nine months ended September 30, 2002 and 2001 represent costs incurred on our behalf by our affiliates, Charter Communications Holding Company, LLC and Charter Communications, Inc. Corporate expenses were consistent between the nine months ended September 30, 2002 and 2001.

Interest Expense, net. Interest expense increased $0.8 million, or 12.3%, to $7.3 million for the nine months ended September 30, 2002 from $6.5 million for the nine months ended September 30, 2001. This increase is due to an increase in average outstanding debt during the nine months ended September 30, 2002 due to the accrual of noncash interest expense.

Net Loss. Net loss decreased by $17.5 million, or 75.8%, to $5.6 million for the nine months ended September 30, 2002 from $23.1 million for the nine months ended September 30, 2001 as a result of the combination of the factors discussed above.

CERTAIN TRENDS AND UNCERTAINTIES

Competition. The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain cross-ownership rules may further enhance the ability of certain of our competitors, either through access to financing, resources or efficiencies of scale.

In particular, we face competition within the subscription television industry, which includes providers of paid television service employing technologies other than cable, such as direct broadcast satellite, also known as DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing, has had an adverse impact on our ability to retain subscribers, which may continue in the future. In addition, a pending merger between the two largest DBS providers, if approved by regulators and consummated by the parties, would provide the surviving entity with increased resources and could further strengthen competition from this sector. Local telephone companies and electric utilities can compete in this area, and they increasingly may do so in the future. The subscription television industry also faces competition from broadcast companies distributing television broadcast signals without assessing a subscription fee and from other communications and entertainment media, including conventional radio broadcasting services, newspapers, movie theaters, the Internet, live sports events and home video products. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of "dial-up" and digital subscriber line technology, also known as DSL. Further loss of subscribers to DBS or other alternative video and data services could have a material negative impact on our business.

Securities Litigation and Government Investigations. As previously reported, during the last quarter, a number of federal class action lawsuits were filed against Charter Communications, Inc., our indirect parent, alleging violations of securities laws. In addition, several class action lawsuits were filed in Delaware state court against Charter Communications, Inc. and certain of its directors and officers, and a derivative suit was filed in Missouri state court against Charter Communications, Inc., its current directors and its former independent auditor. The Delaware class actions and the derivative suit each allege that the defendants breached their fiduciary duties. On August 16, 2002, with respect to its determination of customers, Charter Communications, Inc. announced its receipt of a grand jury subpoena from the United States Attorney's Office for the Eastern District of Missouri requesting documents. The investigation and subpoenas generally relate to the prior reports of Charter Communications, Inc. with respect to its determination of customers, and to various of its other accounting policies and practices, including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter Communications, Inc. has been advised by the U.S. Attorney's Office that no member of the Board of Directors, including the Chief Executive Officer, is a target of the investigation. Charter Communications, Inc. is actively cooperating with the investigation. On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers.

Due to the inherent uncertainties of litigation and investigations, Charter Communications, Inc. cannot accurately predict the ultimate outcome of these proceedings. However, these proceedings, and the actions of Charter Communications, Inc. in response to these proceedings, could result in substantial costs, potential liabilities and the diversion of management's attention, all of which could adversely affect the market price of our publicly-traded notes, as well as our ability to meet future operating and financial estimates and to execute our business and financial strategies.

Services and Products; Improvement of Cash Flow. We expect that a substantial portion of our future growth will be achieved through revenues from advanced products and services, such as high- speed cable modem, digital television, and other data services, digital services, and other new products and services that take advantage of cable's broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced products and services successfully to our customers or provide adequate customer service and these advanced products and services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. Further, as we complete the rebuilds of our systems, launch revenues will not provide a significant source of revenue. If we are unable to grow our cash flow sufficiently, we may be unable to fulfill our obligations or obtain alternative financing. In addition, if it is determined that the product being utilized infringes on the rights of others, we may be sued or be precluded from using the technology. Further, due to declining market conditions and slowing economic trends during the past year, we may not be able to achieve our planned levels of growth as these conditions and events may negatively affect the demand for our additional services and products and spending by customers and advertisers.

Economic Slowdown. It is difficult to assess the impact that the general economic slowdown will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, and also could affect our ability to collect accounts receivable and maintain customers. If we experience reduced operating revenues, it could negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Regulation and Legislation. Cable systems are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Federal Communications Commission were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The Federal Communications Commission is currently conducting a proceeding in which it is considering this channel usage possibility, although it recently issued a tentative decision against such dual carriage. In addition, the carriage of new high-definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to concomitant increases in system revenue

There is also uncertainty whether local franchising authorities, state regulators, the Federal Communications Commission, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. Multiple federal courts have now struck down open- access requirements imposed by several different franchising authorities as unlawful. In March 2002, the Federal Communications Commission officially classified cable's provision of high-speed Internet service in a manner that makes open access requirements unlikely. At the same time, the Federal Communications Commission initiated a rulemaking proceeding that leaves open the possibility that the Commission may assert regulatory control in the future. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

CONTINGENCIES

Fourteen putative class action lawsuits have been filed against Charter Communications, Inc., our indirect parent, and certain of its former and present officers and directors in various jurisdictions on behalf of all purchasers of the securities of Charter Communications, Inc. during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter Communications, Inc. utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning its operations and prospects. In October 2002, Charter Communications, Inc. filed a motion with the Judicial Panel on Multidistrict Litigation to transfer the federal class actions to a single forum. Charter Communications, Inc. anticipates that the federal class actions will be consolidated into a single class action in a single jurisdiction.

Separately, on September 12, 2002, a shareholders derivative suit was filed in Missouri state court against Charter Communications, Inc. and its current directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on behalf of Charter Communications, Inc., are sought by the plaintiffs.

In addition to the federal class actions and the derivative action, six putative class action lawsuits have been filed against Charter Communications, Inc. and its current directors and certain of its officers in the Court of Chancery of the State of Delaware. The Delaware class actions are substantively identical and generally allege that the defendants breached their fiduciary duties by participating or acquiescing in a purported and threatened attempt by Defendant Paul Allen to purchase shares and assets of Charter Communications, Inc. at an unfair price. The lawsuits were brought on behalf of the securities holders of Charter Communications, Inc. as of July 29, 2002, and seek unspecified damages and possible injunctive relief. Charter Communications, Inc. has informed us that no such proposed transaction has been presented.

The lawsuits discussed above are each in preliminary stages and no dispositive motions have been filed. Charter Communications, Inc. intends to vigorously defend the lawsuits.

Since the filing of the first civil class action lawsuit, Charter Communications, Inc. has received grand jury subpoenas from the United States Attorney's Office for the Eastern District of Missouri. The investigation and subpoenas generally relate to the prior reports of Charter Communications, Inc. with respect to its determination of customers, and to various of its other accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter Communications, Inc. has been advised by the U.S. Attorney's Office that no member of its Board of Directors, including the Chief Executive Officer, is a target of the investigation. Charter Communications, Inc. is actively cooperating with the investigation. On November 4, 2002, Charter Communications, Inc. received an informal, non-public inquiry from the Staff of the Securities and Exchange Commission concerning its prior reporting of its customers and policies and procedures relating to its disconnection of customers. The Staff requested that Charter Communications, Inc. voluntarily provide certain documents. Charter Communications, Inc. intends to cooperate with the SEC Staff and to provide documents in response to the inquiry.

Charter Communications, Inc. is generally required to indemnify each of the named individual defendants in connection with these matters pursuant to the terms of its Bylaws and (where applicable) such individual defendants' employment agreements. The limited liability company agreements of Renaissance Media Group, Renaissance Media (Louisiana) and Renaissance Media (Tennessee) may require these entities to indemnify Charter.

In March 2002, the Federal Communications Commission ruled that Internet access service provided by cable operators was not subject to franchise fees assessed by local franchising authorities. A number of local franchise authorities and Internet service providers have appealed this decision. The matter is expected to be argued in early 2003. As a result of this ruling, we have stopped collecting franchise fees for cable modem service.

In addition to the matters set forth above, we are also party to other lawsuits and claims that arose in the ordinary course of conducting our business. In the opinion of management, after consulting with legal counsel and taking into account recorded liabilities, the outcome of these other lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to the filing date of this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There have been no significant changes in our internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

It should be noted that our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by improper override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Except as disclosed in "Contingencies," we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations. See Item 2 - Contingencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

Exhibit Number	Description of Document

3.1

  Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333- 56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.2

  By-laws of Renaissance Media Capital Corporation. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333- 56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.3

  Certificate of Formation of Renaissance Media (Louisiana) LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333- 56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.4

  Certificate of Formation of Renaissance Media, LLC. (Incorporated by reference to the corresponding exhibit of the Annual Report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively)).

3.5

  Certificate of Formation of Renaissance Media (Tennessee) LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333- 56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.7

  Certificate of Formation of Renaissance Media Group LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333- 56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.9

  Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333- 56679-02, 333-56679-01 and 333-56679-03, respectively)).

3.10

  Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively)).

3.11

  Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively)).

3.12

  Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333- 56679-02, 333-56679-01 and 333-56679-03, respectively)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this Quarterly Report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: November 19, 2002	By: CHARTER COMMUNICATIONS, INC.,
Registrants' Manager

By: /s/ Kent D. Kalkwarf
Name: Kent D. Kalkwarf
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer) of Charter Communications, Inc.
(Manager); Renaissance Media Group LLC, Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate Controller
(Principal Accounting Officer) of Charter Communications, Inc.
(Manager); Renaissance Media Group LLC; Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

Dated: November 19, 2002	RENAISSANCE MEDIA CAPITAL CORPORATION

By: /s/ Kent D. Kalkwarf
Name: Kent D. Kalkwarf
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate Controller
(Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Executive Officer

I, Carl E. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Carl E. Vogel

Carl E. Vogel

Chief Executive Officer

Certification of Chief Financial Officer

I, Kent D. Kalkwarf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Kent D. Kalkwarf

Kent D. Kalkwarf

Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1

Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333- 56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.2

By-laws of Renaissance Media Capital Corporation. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333- 56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.3

Certificate of Formation of Renaissance Media (Louisiana) LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333- 56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.4

Certificate of Formation of Renaissance Media, LLC. (Incorporated by reference to the corresponding exhibit of the Annual Report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation, filed March 30, 2000 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively)).

3.5

Certificate of Formation of Renaissance Media (Tennessee) LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333- 56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.7

Certificate of Formation of Renaissance Media Group LLC. (Incorporated by reference to the corresponding exhibit of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 (Commission File Nos. 333-56679, 333-56679-02, 333- 56679-01 and 333-56679-03, respectively), filed on June 12, 1998.))

3.9

Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333- 56679-02, 333-56679-01 and 333-56679-03, respectively)).

3.10

Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively)).

3.11

Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333-56679-02, 333-56679-01 and 333-56679-03, respectively)).

3.12

Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 29, 1999. (Incorporated by reference to the corresponding exhibit of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation for the quarter ended March 31, 1999, filed on May 17, 1999 (Commission File Nos. 333-56679, 333- 56679-02, 333-56679-01 and 333-56679-03, respectively)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer). *

* filed herewith