Form 10-Q
period 2004-09-30
RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2004-11-12
CIK 1062368, 1062363, 1062365, 1062367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

          (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file numbers:
333-56679
333-56679-02
333-56679-01
333-56679-03

RENAISSANCE MEDIA GROUP LLC*
RENAISSANCE MEDIA (LOUISIANA) LLC*
RENAISSANCE MEDIA (TENNESSEE) LLC*
RENAISSANCE MEDIA CAPITAL CORPORATION*

(Exact names of registrants as specified in their charters)

Delaware	14-1803051
Delaware	14-1801165
Delaware	14-1801164
Delaware	14-1803049

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri	63131

(Address of principal executive offices)	(Zip Code)

(314) 965-0555

(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date:

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

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC
RENAISSANCE MEDIA CAPITAL CORPORATION

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

PAGE
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements - Renaissance Media Group LLC and Subsidiaries	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4. Controls and Procedures	24
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 6. Exhibits	25
SIGNATURES	26
EXHIBIT INDEX	27
Certification of Chief Executive Officer
Certification of Interim Co-Chief Financial Officer
Certification of Interim Co-Chief Financial Officer
Certification
Certification
Certification

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2004. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation, unless the context requires otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	our and our indirect parent companies’ ability to pay or refinance debt as it becomes due;

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	the availability of funds to meet interest payment obligations under our and our indirect parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	our ability to comply with all covenants in our indenture, any violation of which would result in a violation of the indenture and could trigger a default of other obligations of our affiliates under cross-default provisions;

•	any adverse consequences arising out of our and our parent companies’ restatements of the respective 2000, 2001 and 2002 financial statements;

•	the results of the pending grand jury investigation by the United States Attorney’s Office for the Eastern District of Missouri, and the ability to reach a final approved settlement with respect to the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent, on the terms of the memoranda of understanding described herein;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254	$257
Accounts receivable, less allowance for doubtful accounts of $271 and $172, respectively	2,152	1,600
Prepaid expenses and other current assets	164	155

Total current assets	2,570	2,012

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $112,971 and $87,480, respectively	144,237	154,540
Franchises, net of accumulated amortization of $74,953 and $74,851, respectively	225,475	252,335

Total investment in cable properties, net	369,712	406,875

OTHER NONCURRENT ASSETS	29	2

Total assets	$372,311	$408,889

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17,415	$16,284
Payables to manager of cable systems – related parties	39,483	44,089

Total current liabilities	56,898	60,373
LONG-TERM DEBT	115,909	116,223
OTHER LONG-TERM LIABILITIES	2,025	3,229
MEMBER’S EQUITY	197,479	229,064

Total liabilities and member’s equity	$372,311	$408,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES	$29,380	$27,062	$86,064	$79,894

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	12,196	10,782	36,180	32,384
Selling, general and administrative	5,826	5,097	16,824	14,257
Depreciation and amortization	10,015	7,964	26,720	24,236
Impairment of franchises	21,014	—	21,014	—
Loss on sale of assets, net	17	341	35	642
Option compensation expense, net	156	—	641	—
Special charges, net	1	96	2,268	308

	49,225	24,280	103,682	71,827

Income (loss) from operations	(19,845)	2,782	(17,618)	8,067
OTHER EXPENSE:
Interest expense, net	(2,756)	(2,756)	(8,268)	(8,078)

Income (loss) before cumulative effect of accounting change	(22,601)	26	(25,886)	(11)
Cumulative effect of accounting change	(5,744)	—	(5,744)	—

Net income (loss)	$(28,345)	$26	$(31,630)	$(11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,630)	$(11)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	26,720	24,236
Impairment of franchises	21,014	—
Option compensation expense, net	554	—
Special charges, net	1,991	—
Noncash interest expense	(314)	2,835
Loss on sale of assets, net	35	642
Cumulative effect of accounting change, net	5,744	—
Changes in operating assets and liabilities:
Accounts receivable	(552)	926
Prepaid expenses and other assets	(44)	(98)
Accounts payable, accrued expenses and other	369	4,738
Payables to related party	(8,339)	(22,826)

Net cash flows from operating activities	15,548	10,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,036)	(6,826)
Change in accrued expenses related to capital expenditures	(515)	(2,498)
Other, net	—	(1,118)

Net cash flows from investing activities	(15,551)	(10,442)

NET CHANGE IN CASH	(3)	—
CASH, beginning of period	257	—

CASH, end of period	$254	$—

CASH PAID FOR INTEREST	$5,722	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

1. Organization and Basis of Presentation

The accompanying condensed consolidated financial statements of Renaissance Media Group LLC (the “Company”) include the accounts of the Company and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC (“Renaissance Louisiana”), Renaissance Media (Tennessee) LLC (“Renaissance Tennessee”) and Renaissance Media Capital Corporation (“Capital Corporation”). Renaissance Media LLC (“Media”) is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is an indirect wholly owned subsidiary of Charter Communications Operating, LLC (“Charter Operating”), which provides funding to the Company as needed. As of September 30, 2004, the Company owns and operates cable systems serving approximately 145,500 analog video customers. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as video on demand. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis.

Charter Communications Holding Company, LLC (“Charter Holdco”), the Company’s indirect parent, and Charter Communications, Inc. (“Charter”), the Company’s manager and indirect parent, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying condensed consolidated statements of operations.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in the Company’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment and franchises and contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2003 amounts have been reclassified to conform with the 2004 presentation.

2. Liquidity and Capital Resources

The Company recognized a loss from operations of $19.8 million and $17.6 million for the three and nine months ended September 30, 2004, respectively, and income from operations of $2.8 million and $8.1 million for the three and nine months ended September 30, 2003, respectively. The Company’s net cash flows from operating activities were $15.5 million and $10.4 million for the nine months ended September 30, 2004 and 2003, respectively. The Company has historically required significant cash to fund capital expenditures and debt service costs. Historically, the Company has funded these requirements through cash flows from operating activities and capital contributions from its indirect parent companies. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2004, 100% of the Company’s funding requirements were from cash flows from

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

operating activities. The Company expects to remain in compliance with the covenants under its indenture, and expects that cash flow from operating activities will be sufficient to satisfy its liquidity needs until maturity of its public notes.

The Company expects that it will rely on capital contributions from its indirect parent companies to repay the principal amount of its public notes at maturity. However, there can be no assurance that its indirect parent companies will have sufficient liquidity to satisfy this payment when due. The Company’s indirect parent companies have a significant amount of debt, of which approximately $618 million will mature in 2005. Currently, the Company’s indirect parent companies do not expect that cash flow’s from operating activities and amounts available under their credit facilities will be sufficient to fund their operations and permit them to satisfy their principal repayment obligations that come due in 2005 and thereafter. In the event that the Company’s indirect parent companies are not able to demonstrate that they have access to liquidity in an amount sufficient to fund their business and to make principal repayment obligations that come due in 2005 and thereafter, the indirect parent companies’ and the Company’s ability to receive an unqualified opinion from an independent registered public accounting firm may be adversely affected. The failure of Charter Operating to receive an unqualified opinion would constitute a default under its credit facilities. Any financial or liquidity problems of the indirect parent companies, including the inability of any of the Company’s indirect parent companies to comply with the covenants under their indentures or credit facilities, could cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations. Any such event could adversely impact the Company’s credit rating, and its relations with customers and suppliers, which could in turn further impair its ability to obtain financing and operate its business. In addition, a default under the covenants governing the Company’s indenture could result in the acceleration of the Company’s payment obligations under its debt and, under certain circumstances, in cross-defaults under its affiliates’ debt obligations, which could adversely affect its indirect parent companies’ ability to provide the Company with funding.

If the Company’s business does not generate sufficient cash flow from operating activities, and sufficient future distributions are not available to the Company from other sources of financing, it may not be able to repay its debt, grow its business, respond to competitive challenges, or fund its other liquidity and capital needs.

3. Franchises

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which eliminates the amortization of indefinite-lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite-life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. Based on the guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets. Fair value is determined based on estimated discounted future cash flows using assumptions that are consistent with internal forecasts. The Company has historically followed a residual method of valuing its franchise assets, which had the effect of including goodwill with the franchise assets.

In September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets. On September 30, 2004, the Company adopted Topic D-108 which resulted in the Company recording a cumulative effect of accounting change of $5.7 million for the three and nine months ended September 30, 2004.

The Company performed an impairment assessment during the third quarter 2004 using an independent third-party appraiser and following the guidance of EITF Issue 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, and Topic D-108. The use of lower projected growth rates and the resulting revised estimates of future cash flows in the Company’s valuation, primarily as a result of increased competition, led to the recognition of a $21.0 million impairment charge for the three and nine months ended September 30, 2004. The valuation completed at October 1, 2003 resulted in no impairment.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

Franchise amortization expense for the three and nine months ended September 30, 2004 was $41 and $102, respectively, and franchise amortization expense for the three and nine months ended September 30, 2003 was $14 and $24, respectively, which represents the amortization relating to franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $0.1 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Accounts payable - trade	$1,457	$2,349
Accrued capital expenditures	1,440	925
Accrued expenses:
Interest	5,244	2,384
Programming costs	1,694	1,720
Franchise-related fees	2,196	2,873
State sales tax	2,916	3,630
Personal property tax	1,390	1,172
Other	1,078	1,231

	$17,415	$16,284

5. Long-Term Debt

Long-term debt consists of the following as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
10% senior discount notes	$114,413	$114,413
Unamortized net premium	1,496	1,810

	$115,909	$116,223

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163.2 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the “Notes”) for proceeds of $100.0 million. Approximately $48.8 million of such notes were repurchased in May 1999. The Notes began accruing cash interest on April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the Notes.

6. Comprehensive Loss

Comprehensive loss is equal to net loss for the three and nine months ended September 30, 2004 and 2003.

7. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through an indirect subsidiary. The majority of the Company’s subsidiaries are limited liability companies that are also not subject to income tax. One direct subsidiary of the Company is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since its inception. Any taxable income generated by the Company would be the responsibility of the Company’s equity owner. As such, the

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

Company has not provided for income taxes in the accompanying condensed consolidated financial statements.

8. Contingencies

As previously reported in the Company’s 2003 Annual Report on Form 10-K and 2004 Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, fourteen putative federal class action lawsuits (the “Federal Class Actions’’) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. An action substantively identical to the State Derivative Action was filed in March 2004. The State Derivative Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’) was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. The Federal Derivative Action was identified in public filings made by Charter prior to the date of this quarterly report.

On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the Federal Class Actions, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). In exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64.0 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million. As a result, in the second quarter of 2004, the Company recorded a $2.1 million special charge on its consolidated statement of operations for the nine months ended September 30, 2004 related to its portion of the expense allocation for the aggregate value of the Charter Class A common stock and warrants to be issued. The expense was allocated amongst Charter’s indirect operating subsidiaries pro rata based on analog video customers. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. The settlement of each of the lawsuits is conditioned upon, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above, judicial approval of the settlements by the Court following notice to the class, and dismissal of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter has also been advised by the U.S. Attorney’s office that no member of its board of directors, including its Chief

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the ''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ A substantively identical case was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. The South Carolina Class Action and the Georgia Class Action were identified in public filings made by Charter prior to the date of this quarterly report.

In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, the Company recorded a special charge of $0.2 million in its consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. A hearing to consider final approval of the settlement is scheduled to occur on November 10, 2004. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the annual reports on Form 10-K of Renaissance Media Group LLC and subsidiaries and Charter Communications Holdings, LLC (“Charter Holdings”) for the year ended December 31, 2003.

“We,” “us” and “our” refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

INTRODUCTION

During 2003, we and our indirect parents, Charter Communications, Inc. (“Charter”) and Charter Communications Holding Company, LLC (“Charter Holdco”), undertook a number of transition activities including reorganizing our workforce, adjusting our cable video pricing and packages, completing customer call center consolidations and implementing billing conversions. Due to the focus on such activities and certain financial constraints, we reduced spending on marketing our products and services. We believe the reduced marketing activities and other necessary operational changes negatively impacted customer growth and acquisition, primarily during the first half of 2003.

For the nine months ended September 30, 2004, our loss from operations, which includes depreciation and amortization expense and impairment of franchises but excludes interest expense, was $17.6 million. For the nine months ended September 30, 2003, our income from operations was $8.1 million. We had a negative operating margin of 20% for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, we had an operating margin of 10%. The decrease in income from operations and operating margins from 2003 to 2004 was principally due to the impairment of franchises of $21.0 million recorded in the third quarter of 2004. Operating margins for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 were also negatively impacted by increases in programming and service costs.

The first cash interest payment on our public notes occurred in October 2003. We are now required to pay cash interest each April and October. In addition, our outstanding public notes will mature in 2008. We expect that we will rely on loans and capital contributions from our indirect parent companies to repay our public notes at maturity. However, there can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003
Revenues	$86,064	100%	$79,894	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	36,180	42%	32,384	41%
Selling, general and administrative	16,824	19%	14,257	18%
Depreciation and amortization	26,720	31%	24,236	30%
Impairment of franchises	21,014	24%	—	—
Loss on sale of assets, net	35	—	642	1%
Option compensation expense, net	641	1%	—	—
Special charges, net	2,268	3%	308	—

	103,682	120%	71,827	90%

Income (loss) from operations	(17,618)	(20)%	8,067	10%
Other expense:
Interest expense	(8,268)		(8,078)

Loss before cumulative effect of accounting change	(25,886)		(11)
Cumulative effect of accounting change	(5,744)		—

Net loss	$(31,630)		$(11)

Revenues. Revenues increased $6.2 million, or 8%, to $86.1 million for the nine months ended September 30, 2004 from $79.9 million for the nine months ended September 30, 2003. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases for video and data services, and is offset partially by a decrease in analog video customers. Our goal is to increase revenues by stabilizing our analog video customer base, implementing price increases on certain services and packages and increasing revenues from incremental high-speed data services, digital video and advanced products and services, such as video on demand (“VOD”), provided to our customers.

Revenues by service offering were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$63,061	73%	$61,437	77%	$1,624	3%
High-speed data	10,415	12%	7,106	9%	3,309	47%
Advertising sales	4,101	5%	3,751	5%	350	9%
Commercial	2,201	3%	1,733	2%	468	27%
Other	6,286	7%	5,867	7%	419	7%

	$86,064	100%	$79,894	100%	$6,170	8%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $1.6 million, or 3%, to $63.1 million for the nine months ended September 30, 2004 as compared to $61.4 million for the nine months ended September 30, 2003. The increase was primarily the result of price increases and an increase in digital video customers, partially offset by a decline in analog video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $3.3 million, or 47%, from $7.1 million for the nine months ended September 30, 2003 to $10.4 million for the nine months ended September 30, 2004. The increase was primarily the result of an increase in high-speed data customers and an increase in the average price of the service.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $0.4 million, or 9%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, primarily as a result of an increase in national advertising campaigns and election related advertising. For each of the nine months ended September 30, 2004 and 2003, we received $0.2 million in advertising revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased $0.5 million, or 27%, from $1.7 million for the nine months ended September 30, 2003 to $2.2 million for the nine months ended September 30, 2004, primarily as a result of an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $0.4 million, or 7%, from $5.9 million for the nine months ended September 30, 2003 to $6.3 million for the nine months ended September 30, 2004. The increase was primarily the result of an increase in infomercial revenue and franchises fees.

Operating Expenses. Operating expenses increased by $3.8 million, or 12%, from $32.4 million for the nine months ended September 30, 2003 to $36.2 million for the nine months ended September 30, 2004. Programming costs included in the accompanying condensed consolidated statements of operations were $23.1 million and $20.5 million, representing 22% and 29% of total costs and expenses for the nine months ended September 30, 2004 and 2003, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
Programming	$23,111	27%	$20,510	26%	$2,601	13%
Advertising sales	1,748	2%	1,746	2%	2	—
Service	11,321	13%	10,128	13%	1,193	12%

	$36,180	42%	$32,384	41%	$3,796	12%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels and pay-per-view programming. The increase in programming costs of $2.6 million, or 13%, was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $1.3 million and $1.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living type increases, and we expect them to continue to increase because of a variety of factors, including additional programming being provided to customers as a result of system rebuilds that increase channel capacity, increased costs to produce or purchase programming, increased costs for previously discounted programming and inflationary or negotiated annual increases. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses remained virtually unchanged for the nine months ended September 30, 2004 compared to the corresponding period in 2003. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $1.2 million, or 12%, resulted primarily from additional activity associated with ongoing infrastructure maintenance.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.6 million, or 18%, from $14.3 million for the nine months ended September 30, 2003 to $16.8 million for the nine months ended September 30, 2004. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2004		2003		2004 over 2003
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$14,955	17%	$13,210	17%	$1,745	13%
Marketing	1,869	2%	1,047	1%	822	79%

	$16,824	19%	$14,257	18%	$2,567	18%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $1.7 million, or 13%, resulted primarily from increases in call center costs of $2.0 million and bad debt expense of $0.8 million offset by decreases in salaries and benefits of $1.3 million.

Marketing expenses increased $0.8 million, or 79%, as a result of an increased investment in marketing and branding campaigns.

Depreciation and Amortization. Depreciation and amortization expense increased by $2.5 million, or 10%, from $24.2 million for the nine months ended September 30, 2003 to $26.7 million for the nine months ended September 30, 2004. This increase in depreciation related to an increase in capital expenditures.

Impairment of Franchises. We performed an impairment assessment during the third quarter 2004 using an independent third-party appraiser. The use of lower projected growth rates and the resulting revised estimates of future cash flows in our valuation, primarily as a result of increased competition, led to the recognition of a $21.0 million impairment charge for the nine months ended September 30, 2004.

Loss on Sale of Assets, Net. Loss on sale of assets of $35 thousand and $0.6 million for the nine months ended September 30, 2004 and 2003, respectively, represents the loss realized on the disposition of fixed assets.

Option Compensation Expense, Net. Option compensation expense of $0.6 million for the nine months ended September 30, 2004 primarily represents the expense related to options granted following the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

Special Charges, Net. Special charges of $2.3 million for the nine months ended September 30, 2004 represents approximately $2.1 million of aggregate value of the Charter Class A common stock and warrants to purchase Charter Class A common stock contemplated to be issued as part of a settlement of the consolidated federal class actions and federal derivative action lawsuits and approximately $0.2 million of litigation costs related to the tentative settlement of a South Carolina national class action suit, all of which settlements are subject to final documentation and court approval. Special charges of $0.3 million for the nine months ended September 30, 2003 primarily represents severance and related costs of our workforce reduction. We expect to continue to record additional special charges in 2004 related to the continued reorganization of our operations.

Interest Expense, net. Interest expense increased $0.2 million, or 2%, to $8.3 million for the nine months ended September 30, 2004 from $8.1 million for the nine months ended September 30, 2003. This increase is a result of the accretion and cash interest associated with our senior discount notes.

Cumulative Effect of Accounting Change, Net of Tax. Cumulative effect of accounting change of $5.7 million in 2004 represents the impairment charge recorded as a result of our adoption of Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets.

Net Loss. Net loss increased to $31.6 million for the nine months ended September 30, 2004 from $11 thousand for the nine months ended September 30, 2003 as a result of the combination of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. We have historically funded our operating activities and capital requirements through cash flows from operating activities and capital contributions from our indirect parent companies. The mix of funding sources changes from period to period, but for the nine months ended September 30, 2004, 100% of our funding requirements were from cash flows from operating activities. During 2004, we expect to fund our liquidity and capital requirements primarily through cash flows from operating activities.

The principal amount of our senior notes was $114.4 million as of September 30, 2004. Since October 15, 2003, interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. Renaissance Media Group has fully and unconditionally guaranteed the notes.

See the section entitled “Liquidity and Capital Resources” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K for a description of our senior notes indenture, including certain terms, restrictions and covenants.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities will be sufficient to satisfy our liquidity needs until maturity of the public notes. However, if cash flows from operating activities are not sufficient, there can be no assurance that we will have access to sufficient capital to repay our public notes when they mature in 2008. Cash flows from operating activities may not be sufficient, on their own, to permit us to satisfy these obligations. Traditionally, we have relied on our indirect parent companies’ ability to access the public debt and equity markets, as well as borrowings under our indirect parent companies’ credit facilities, as a source of capital. There can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates’ debt obligations, which could adversely affect our indirect parent companies’ ability to provide us with funding.

Increased funding requirements from customer demand for digital video and high-speed data services, or the need to offer other advanced services in certain of our markets in order to compete effectively could make us further reliant on our indirect parent companies’ ability to make loans and capital contributions to us. If we are unable to receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our indirect parent companies’ existing credit facilities or in traditional debt or equity financings, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets; or

•	seeking funding from our indirect parent companies, including from the issuance of debt or equity by our indirect parent companies, including Charter, Charter Holdings, CCH II, LLC, CCO Holdings, LLC or Charter Communications Operating, LLC, the proceeds of which could be loaned or contributed to us.

If the above strategies are not successful, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we need to raise additional capital through the issuance of equity or find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although Paul G. Allen, Charter’s principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity from or contribute or lend funds to us or our indirect parent companies or subsidiaries in the future.

Historical Operating, Financing and Investing Activities

We held $0.3 million in cash and cash equivalents as of September 30, 2004 and December 31, 2003.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was $15.5 million and $10.4 million, respectively. Operating activities provided $5.1 million more cash during the nine months ended September 30, 2004 compared to the corresponding period in 2003, primarily as a result of changes in operating assets and liabilities that used $8.7 million less cash during the nine months ended September 30, 2004 compared to the corresponding period in 2003, partially offset by an increase in cash interest expense of $3.3 million.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $15.6 million and $10.4 million, respectively. Investing activities used $5.1 million more cash during the nine months ended September 30, 2004 compared to the corresponding period in 2003, primarily as a result of an increase in purchases of property, plant and equipment of approximately $8.2 million, partially offset by a decrease of approximately $2.0 million in our change in accrued expenses related to capital expenditures.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $15.0 million and $6.8 million for the nine months ended September 30, 2004 and 2003, respectively. The majority of the capital expenditures for the nine months ended September 30, 2004 and 2003 related to customer premise equipment costs.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the nine months ended September 30, 2004 and 2003, our liabilities related to capital expenditures decreased $0.5 million and $2.5 million, respectively.

During 2004, we expect to spend a total of $17.0 million to $22.0 million on capital expenditures. We expect that the nature of these expenditures will continue to shift from upgrade/rebuild costs to customer premise equipment and scalable infrastructure costs. We expect to fund capital expenditures for 2004 primarily from cash flows from operating activities.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Restrictive Covenants. The indenture governing our publicly held notes contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	pay dividends or make other distributions;

•	make certain investments or acquisitions;

•	enter into related party transactions;

•	dispose of assets or merge;

•	incur additional debt;

•	issue equity;

•	repurchase or redeem equity interests and debt;

•	grant liens; and

•	pledge assets.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our publicly held notes, which could result in acceleration of such notes and in certain cases, could result in cross-defaults under our affiliates’ debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our publicly held notes. For more information, see the section above entitled “— Liquidity and Capital Resources.”

Liquidity. Our business requires significant cash to fund capital expenditures, debt service costs and ongoing operations. Our ongoing operations will depend on our ability to generate cash and to secure financing in the future. We have historically funded liquidity and capital requirements through cash flows from operating activities and capital contributions from our indirect parent companies.

As the principal amounts of our public notes become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operating activities, and sufficient future contributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges, or fund our other liquidity and capital needs.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Although Mr. Allen and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our indirect parent companies or subsidiaries in the future.

If we or our indirect parent companies are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

For more information, see the section above entitled “— Liquidity and Capital Resources.”

Parent-Level Liquidity Concerns. Our indirect parent companies have a significant amount of debt, of which approximately $618 million will mature in 2005. Currently, our indirect parent companies do not expect that cash flows from operating activities and amounts available under their credit facilities will be sufficient to fund their operations and permit them to satisfy their principal repayment obligations that come due in 2005 and thereafter. In the event that our indirect parent companies are not able to demonstrate that they have adequate access to liquidity in an amount sufficient to fund their business and to make principal repayment obligations that come due in 2005 and thereafter, our indirect parent companies’ and our ability to receive an unqualified opinion from an independent registered public accounting firm may be adversely affected. The failure of Charter Operating to receive an unqualified opinion would constitute a default under its credit facilities. Any financial or liquidity problems of our indirect parent companies, including the inability of any of our indirect parent companies to comply with the covenants under their indentures or credit facilities, could cause serious disruption to our business and have a material adverse effect on our business and results of operations. Any such event could adversely impact our credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of

Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits have been filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of other lawsuits have been filed against Charter in other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and certain of its directors and officers. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor, which actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each allege that the defendants breached their fiduciary duties. In addition, Charter has recently entered into Memoranda of Understanding setting forth proposed terms of settlement for the above described class actions and derivative suits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can therefore be no assurance that the actions will be settled on those terms or at all. For more information, see the section below entitled “ — Contingencies.”

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter has also been advised by the U.S. Attorney’s Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Moreover, due to the inherent uncertainties of litigation and investigations, and due to the remaining conditions to the finalization of our anticipated settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits or the government investigation described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and Charter’s actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

Competition. The industry in which we operate is highly competitive, and has been more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area on a going forward basis.

Local telephone companies and electric utilities can offer video and other services in competition with Charter, and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as telephony and Internet access services, to residential and business customers. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. Further loss of customers to DBS or other alternative video and data services and marketing efforts to retain customers and combat that loss could have a material negative impact on the value of our business and its performance.

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, and the repeal of certain ownership rules may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

Long-Term Indebtedness - Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our public notes following a change of control. A change of control under our public notes would require us to make an offer to repurchase our outstanding public notes. However, a failure by us to make or complete a change of control offer would place us in default of these agreements.

Streamlining of Operations. In the past, Charter (our manager) experienced rapid growth from acquisitions of a number of smaller cable operators and the rapid rebuild and rollout of advanced services. Our future success will depend in part on Charter’s ability to standardize and streamline our operations. The failure to implement a consistent corporate culture and management, operating or financial systems or procedures necessary to standardize and streamline our operations and effectively operate our enterprise could have a material adverse effect on our business, results of operations and financial condition. In addition, Charter’s ability to properly manage our operations will be impacted by Charter’s ability to attract, retain and incentivize experienced, qualified, professional management.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent, various commercial services that take advantage of cable’s broadband capacity. The technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, if it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of September 30, 2004, approximately 33% of Charter’s current programming contracts have expired or are scheduled to expire by the end of 2004, and approximately another 12% are scheduled to expire by the end of 2005.

Public Notes Price Volatility. The market price of our and our indirect parent companies’ publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of these securities may fluctuate in response to various factors, including the factors described throughout this section and various other factors which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any further downgrade of our indirect parent companies’ or our debt ratings; announcement of the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable television securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price.

Economic Slowdown; Global Conflict. It is difficult to assess the impact that the general economic slowdown and global conflict will have on future operations. However, the economic slowdown has resulted and could continue to result in reduced spending by customers and advertisers, which could reduce our revenues, and also could affect our ability to collect accounts receivable and maintain customers. Reductions in operating revenues would likely negatively affect our ability to make expected capital expenditures and could also result in our inability to meet our obligations under our financing agreements. These developments could also have a negative impact on our financing and variable interest rate agreements through disruptions in the market or negative market conditions.

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. For example, there has been considerable legislative interest recently in requiring cable operators to offer historically bundled programming services on an à la carte basis.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the FCC were to require cable systems to carry both the analog and digital versions of local broadcast signals or multiple channels added by digital broadcasters. The FCC is currently conducting a proceeding in which it is considering these channel usage possibilities. In addition, the carriage of new high definition broadcast and satellite programming services over the next few years may consume significant amounts of system capacity without contributing to proportionate increases in system revenue.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit recently vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision has been appealed to the United States Supreme Court. However, if it is not reversed, the decision may lead to our having to contribute to the federal government’s universal service fund, to comply with open access requirements, and to subject our high-speed data operations generally to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

CONTINGENCIES

Securities Class Actions and Derivative Suits Against Charter. Fourteen putative federal class action lawsuits (the “Federal Class Actions”) were filed against Charter, our manager and indirect parent, and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ''Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the ''Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and Defendants Charter, Vogel and Allen, the Court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding (described more fully below) setting forth agreements in principle to settle the Consolidated Federal Class Action.

On September 12, 2002, a shareholders derivative suit (the ''State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court, against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs in that case alleged that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by plaintiffs. On July 14, 2004, the Court consolidated this case with the State Derivative Action.

Separately, on February 12, 2003, a shareholders derivative suit (the ''Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). In exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter will pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which will include the fees and expenses of plaintiffs’ counsel. Of this amount, $64.0 million will be paid in cash (by Charter’s insurance carriers) and the balance will be paid in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter expects to issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million. As part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. The settlement of each of the lawsuits is conditioned upon, among other things, the parties’ approval and execution of definitive settlement agreements with respect to the matters described above, judicial approval of the settlements by the Court following notice to the class, and dismissal of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Action.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits were filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the ''Delaware Class Actions’’). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits, which are substantively identical, were brought on behalf of Charter’s securities holders as of July 29, 2002, and sought unspecified damages and possible injunctive relief. However, Charter has informed us that no such transaction by Mr. Allen has been presented. On April 30, 2004, orders of dismissal without prejudice were entered in each of the Delaware Class Actions.

Government Investigations. In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter has also been advised by the U.S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has advised us that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC issued a formal order of investigation dated January 23, 2003, and subsequently served document and testimony subpoenas on Charter and a number of its former employees. The investigation and subpoenas generally concerned Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. On July 27, 2004, the SEC and Charter reached a final agreement to settle the investigation. In the Settlement Agreement and Cease and Desist Order, Charter agreed to entry of an administrative order prohibiting any future violations of United States securities laws and requiring certain other remedial internal practices and public disclosures. Charter neither admitted nor denied any wrongdoing, and the SEC assessed no fine against Charter.

Indemnification. Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now settled SEC investigation and the above described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Other Litigation. In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the ''South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ''cable ready.’’ A substantively identical case was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $0.2 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. A hearing to consider final approval of the settlement is scheduled to occur on November 10, 2004. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request.

Outcome. In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Interim Co-Chief Financial Officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Interim Co-Chief Financial Officers concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that our controls do provide such reasonable assurances.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

In addition to those matters disclosed under the heading “Contingencies” of Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such routine matters and other incidental claims, taking into account established reserves and insurance, will not have a material adverse impact on our consolidated financial position or results of operations.

ITEM 6. EXHIBITS.

The index to the exhibits begins on page 27 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: November 12, 2004	By:	CHARTER COMMUNICATIONS, INC.,

Registrants’ Manager

	By:	/s/ Derek Chang

Name: Derek Chang
Title: Executive Vice President of Finance and Strategy and
Interim Co-Chief Financial Officer
(Co-Principal Financial Officer) of Charter Communications, Inc.
(Manager); Renaissance Media Group LLC, Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

	By:	/s/ Paul E. Martin

Name: Paul E. Martin
Title: Interim Co-Chief Financial Officer,
Senior Vice President and Corporate Controller
(Co-Principal Financial Officer and Principal Accounting Officer)
of Charter Communications, Inc. (Manager);
Renaissance Media Group LLC; Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

Dated: November 12, 2004		RENAISSANCE MEDIA CAPITAL CORPORATION

	By:	/s/ Derek Chang

Name: Derek Chang
Title: Executive Vice President of Finance and Strategy and
Interim Co-Chief Financial Officer
(Co-Principal Financial Officer)

	By:	/s/ Paul E. Martin

Name: Paul E. Martin
Title: Interim Co-Chief Financial Officer,
Senior Vice President and Corporate Controller
(Co-Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1	Separation Agreement and Release for Margaret A. Bellville dated as of September 16, 2004 (Incorporated by reference to Exhibit 10.1 to Charter Communications, Inc.’s quarterly report on Form 10-Q filed on November 4, 2004).

31.1	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.3	Certificate of Interim Co-Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Co-Chief Financial Officer).

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Co-Chief Financial Officer).