Form 10-Q
period 2005-03-31
RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA GROUP LLC; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC
filed 2005-05-12
CIK 1062368, 1062363, 1062365, 1062367

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______.

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

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
QUARTER ENDED MARCH 31, 2005

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

This quarterly report on Form 10-Q is for the three months ended March 31, 2005. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, “we,” “us” and “our” refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation, unless the context requires otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the “Results of Operations” and “Liquidity and Capital Resources” sections under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under “Certain Trends and Uncertainties” under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” “intend,” “estimated” and “potential,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•	the availability of funds to meet interest payment obligations under our and our indirect parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources;

•	our ability to comply with all covenants in our indenture, any violation of which would result in a violation of the indenture and could trigger a default of other obligations of our affiliates under cross-default provisions;

•	our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed data and other services and to maintain a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our and our indirect parent companies’ ability to pay or refinance debt as it becomes due;

•	reaching (and then implementing) a final approved settlement with respect to the putative class action, the unconsolidated state action, and derivative shareholders litigation against Charter Communications, Inc., our indirect parent, on the terms of the stipulations of settlement;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;

•	general business conditions, economic uncertainty or slowdown; and

•	the effects of governmental regulation, including but not limited to local franchise taxing authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$183	$228
Accounts receivable, less allowance for doubtful accounts of $181 and $234, respectively	1,428	1,764
Prepaid expenses and other current assets	267	155

Total current assets	1,878	2,147

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $129,375 and $120,986, respectively	136,200	140,406
Franchises	225,414	225,445

Total investment in cable properties, net	361,614	365,851

OTHER NONCURRENT ASSETS	23	26

Total assets	$363,515	$368,024

LIABILITIES AND MEMBER’S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,717	$14,923
Payables to manager of cable systems – related parties	33,678	37,254

Total current liabilities	49,395	52,177

LONG-TERM DEBT	115,700	115,805

OTHER LONG-TERM LIABILITIES	2,490	2,792

MEMBER’S EQUITY	195,930	197,250

Total liabilities and member’s equity	$363,515	$368,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

REVENUES	$29,652	$27,685

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	13,395	11,806
Selling, general and administrative	5,874	5,419
Depreciation and amortization	8,733	8,305
(Gain) loss on sale of assets, net	214	(1)
Special charges, net	—	216

	28,216	25,745

Income from operations	1,436	1,940

OTHER EXPENSE:
Interest expense, net	(2,756)	(2,756)

Net loss	$(1,320)	$(816)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,320)	$(816)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,733	8,305
Noncash interest expense	(105)	(105)
(Gain) loss on sale of assets, net	214	(1)
Changes in operating assets and liabilities:
Accounts receivable	336	271
Prepaid expenses and other assets	(112)	(75)
Accounts payable, accrued expenses and other	(103)	236
Payables to related party	(4,120)	(4,699)

Net cash flows from operating activities	3,523	3,116

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,230)	(3,477)
Change in accrued expenses related to capital expenditures	658	352
Proceeds from sale of assets	4	—

Net cash flows from investing activities	(3,568)	(3,125)

NET CHANGE IN CASH	(45)	(9)

CASH, beginning of period	228	257

CASH, end of period	$183	$248

CASH PAID FOR INTEREST	$—	$—

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

The Company is an indirect wholly owned subsidiary of Charter Communications Operating, LLC (“Charter Operating”), which provides funding to the Company as needed. Charter Operating is an indirect subsidiary of Charter Communications Holdings, LLC, which is an indirect subsidiary of Charter Communications, Inc. (“Charter”). The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed data services and, in some areas, advanced broadband services such as high definition television and video on demand. The Company sells its cable video programming, high-speed data and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

Charter Communications Holding Company, LLC (“Charter Holdco”), the Company’s indirect parent, and Charter, the Company’s manager and indirect parent, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying condensed consolidated statements of operations.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment and franchises; income taxes and contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2004 amounts have been reclassified to conform with the 2005 presentation.

2.   Liquidity and Capital Resources

The Company recognized income from operations of $1.4 million and $1.9 million for the three months ended March 31, 2005 and 2004, respectively. The Company’s net cash flows from operating activities were $3.5 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively.

The Company has historically required significant cash to fund debt service costs, capital expenditures and ongoing operations. Historically, the Company has funded these requirements through cash flows from operating activities. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2005,

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

the Company generated $3.5 million of net cash flows from operating activities. In addition, the Company used approximately $4.2 million for purchases of property, plant and equipment. The Company expects that cash on hand and cash flows from operating activities will be adequate to meet its cash needs in 2005.

The Company’s long-term financing as of March 31, 2005 consists of $114.4 million principal amount of senior discount notes which become due in 2008. The Company expects that it will rely on capital contributions from its indirect parent companies to repay the principal amount of its notes at maturity. However, there can be no assurances that its indirect parent companies will have sufficient liquidity to satisfy this payment when due. The Company’s indirect parent companies have a significant amount of debt and may incur additional debt in the future. For the remainder of 2005, $22.5 million of the Company’s indirect parent companies’ debt matures, and in 2006, an additional $151.9 million of the Company’s indirect parent companies’ debt matures. Cash flows from operating activities and amounts available under the Charter Operating credit facilities may not be sufficient to fund the Company’s and its parent companies’ operations and satisfy its parent companies’ principal repayment obligations that come due in 2006 and, the Company believes, will not be sufficient to fund its parent companies’ operations and satisfy such repayment obligations thereafter. The debt of each of the Company’s indirect parent companies has certain covenants which may restrict such Company’s ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations.

Because Charter is the Company’s manager, any financial or liquidity problems of Charter could cause serious disruption to the Company’s business and have a material adverse effect on its business and results of operations. Any such event could adversely impact the Company’s own credit rating, and its relations with customers and suppliers, which could in turn further impair the Company’s ability to obtain financing and operate its business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the Charter Operating credit facilities and would require a change of control repurchase offer under the Company’s outstanding notes.

3.   Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite-life as defined by SFAS No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually based on valuations, or more frequently as warranted by events or changes in circumstances. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of the Company’s cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

The Company’s valuations, which are based on the present value of projected after tax cash flows, result in a value of property, plant and equipment, franchises, customer relationships and total entity value. The value of goodwill is the difference between the total entity value and amounts assigned to the other assets.

Franchises, for valuation purposes, are defined as the future economic benefits of the right to solicit and service potential customers (customer marketing rights), and the right to deploy and market new services such as interactivity to the potential customers (service marketing rights). Fair value is determined based on estimated discounted future cash flows using assumptions consistent with internal forecasts. The franchise after-tax cash flow is calculated as the after-tax cash flow generated by the potential customers obtained and the new services added to those customers in future periods. The sum of the present value of the franchises’ after-tax cash flow in years 1 through 10 and the continuing value of the after-tax cash flow beyond year 10 yields the fair value of the franchise.

Franchise amortization expense for each of the three months ended March 31, 2005 and 2004 was $31, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $0.1 million annually for each of the next five years. Actual amortization

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Accounts payable - trade	$2,105	$2,899
Accrued capital expenditures	1,235	577
Accrued expenses:
Interest	5,244	2,384
Programming costs	1,112	1,116
Franchise-related fees	1,909	2,677
State sales tax	2,444	2,792
Personal property tax	609	1,182
Other	1,059	1,296

	$15,717	$14,923

5.   Long-Term Debt

Long-term debt consists of the following as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
10% senior discount notes	$114,413	$114,413
Unamortized net premium	1,287	1,392

	$115,700	$115,805

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163.2 million principal amount at maturity of 10.000% senior discount notes due April 15, 2008 (the “Notes”) for proceeds of $100.0 million. Approximately $48.8 million principal amount of such notes were repurchased in May 1999. The Notes began accruing cash interest on April 15, 2003. From and after April 15, 2003, the Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year, commencing October 15, 2003. The Company has fully and unconditionally guaranteed the Notes.

6.   Comprehensive Loss

Comprehensive loss is equal to net loss for the three months ended March 31, 2005 and 2004.

7.   Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of those indirect subsidiaries are limited liability companies that are also not subject to income tax. A certain indirect subsidiary of the Company is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since inception. Any taxable income generated by the Company would be the responsibility of the Company’s equity owner. As such, the Company has not provided for income taxes in the accompanying condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

8.   Contingencies

Fourteen putative federal class action lawsuits (the ‘‘Federal Class Actions’’) were filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages were sought by the plaintiffs. In general, the lawsuits alleged that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this quarterly report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

On September 12, 2002, a shareholders derivative suit (the ‘‘State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

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

Separately, on February 12, 2003, a shareholders derivative suit (the ‘‘Federal Derivative Action’’) was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2,

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

2005. The Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which would include the fees and expenses of plaintiffs’ counsel. Of this amount, $64.0 million would be paid in cash (by Charter’s insurance carriers) and the balance would be paid in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter would issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million. Under this formula, Charter expects (based on recent trading prices of its Class A common stock) that the number of shares issued will be determined based on a per share value equal to the average closing price over the thirty calendar day period immediately preceding the final valuation date (which is the later of the date on which a final judgment is entered or the date of entry of an order approving the award of fees and costs to the class action plaintiffs’ counsel). Warrants are expected to become exercisable approximately one year from the date of the final judgment and will have an exercise price equal to 150% of the volume weighted average price of Charter’s Class A common stock over the thirty day period immediately preceding the final valuation date. The warrants will be valued based on a Black Scholes valuation method. Accordingly, any further declines in Charter’s stock price prior to the final valuation date could result in more shares and warrants being issued to the plaintiffs in the settlement. In the event that the valuation formula in the Stipulations provides for a per share value of less than $2.25, Charter may elect to terminate the settlement. As a result, in the second quarter of 2004, the Company recorded a $2.1 million special charge on its consolidated statement of operations related to its portion of the expense allocation for the aggregate value of the Charter Class A common stock and warrants to be issued. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal, with prejudice, of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Actions. The hearing to consider final approval of the settlement is scheduled for May 23, 2005.

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced on April 22, 2005. Charter has advised the Company that it fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

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

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now-settled SEC investigation and the above-described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the ‘‘South Carolina Class Action’’), purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ‘‘cable ready.’’ A substantively identical case was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not, file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, the Company recorded a special charge of $0.2 million in its consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. Those objectors voluntarily dismissed their appeal with prejudice on February 8, 2005. On February 9, 2005, the South Carolina Court of Common Pleas entered a court order of dismissal for the South Carolina Class Action. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

In addition to the matters set forth above, Charter is also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to “Certain Trends and Uncertainties” of this section and “Cautionary Statement Regarding Forward-Looking Statements,” which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the annual reports on Form 10-K of Renaissance Media Group LLC and subsidiaries and our indirect parents, Charter Communications, Inc. (“Charter”) and Charter Communications Holdings, LLC (“Charter Holdings”), for the year ended December 31, 2004.

“We,” “us” and “our” refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

INTRODUCTION

The industry’s and our most significant operational challenges in 2004 and the first quarter of 2005 included competition from DBS providers and DSL service providers. We believe that competition from DBS has resulted in net analog video customer losses and decreased growth rates for digital video customers. Competition from DSL providers combined with limited opportunities to expand our customer base has resulted in decreased growth rates for high-speed data customers. In the recent past, we have grown revenues by offsetting video customer losses with price increases and sales of incremental advanced services such as high-speed data, video on demand (“VOD”), digital video recorders (“DVR”) and high definition television. We expect to continue to grow revenues through continued growth in these advanced services.

For the three months ended March 31, 2005 and 2004, our income from operations, which includes depreciation and amortization expense but excludes interest expense, was $1.4 million and $1.9 million, respectively. We had an operating margin of 5% and 7% for the three months ended March 31, 2005 and 2004, respectively. The decrease in income from operations and operating margin from 2004 to 2005 was principally due to increases in programming and service costs.

Our outstanding notes require us to pay cash interest each April and October and mature in 2008. We expect that we will rely on loans and capital contributions from our indirect parent companies to repay our notes at maturity. However, there can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2005		2004
Revenues	$29,652	100%	$27,685	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	13,395	45%	11,806	43%
Selling, general and administrative	5,874	20%	5,419	20%
Depreciation and amortization	8,733	29%	8,305	30%
(Gain) loss on sale of assets, net	214	1%	(1)	—
Special charges, net	—	—	216	—

	28,216	95%	25,745	93%

Income from operations	1,436	5%	1,940	7%

Other expense:
Interest expense	(2,756)		(2,756)

Net loss	$(1,320)		$(816)

Revenues. Revenues increased $2.0 million, or 7%, to $29.7 million for the three months ended March 31, 2005 from $27.7 million for the three months ended March 31, 2004. This increase is principally the result of increases in the number of digital video and high-speed data customers as well as price increases for video and data services, and is offset partially by a decrease in analog video customers. Our goal is to increase revenues by improving customer service which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed data services, digital video and advanced products and services such as VOD, high definition television and DVR service.

Revenues by service offering were as follows (dollars in thousands):

	Three Months Ended March 31,
	2005		2004		2005 over 2004
		% of		% of
	Revenues	Revenues	Revenues	Revenues	Change	% Change
Video	$20,944	71%	$20,832	75%	$112	1%
High-speed data	4,308	14%	3,196	12%	1,112	35%
Advertising sales	1,468	5%	1,092	4%	376	34%
Commercial	843	3%	656	2%	187	29%
Other	2,089	7%	1,909	7%	180	9%

	$29,652	100%	$27,685	100%	$1,967	7%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Video revenues increased by $0.1 million, or 1%, to $20.9 million for the three months ended March 31, 2005 as compared to $20.8 million for the three months ended March 31, 2004. The increase was primarily the result of price increases and an increase in digital video customers, partially offset by a decline in analog video customers.

Revenues from high-speed data services provided to our non-commercial customers increased $1.1 million, or 35%, from $3.2 million for the three months ended March 31, 2004 to $4.3 million for the three months ended March 31,

2005. The increase was primarily the result of an increase in high-speed data customers and an increase in the average price of the service.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased $0.4 million, or 34%, from $1.1 million for the three months ended March 31, 2004 to $1.5 million for the three months ended March 31, 2005, primarily as a result of an increase in new advertising sales customers and in advertising rates. For the three months ended March 31, 2005 and 2004, we received $0.1 million and $39 thousand in advertising sales revenue from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed data services to our commercial customers. Commercial revenues increased approximately $0.2 million, or 29%, from $0.7 million for the three months ended March 31, 2004 to $0.8 million for the three months ended March 31, 2005, primarily as a result of an increase in commercial high-speed data revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues increased $0.2 million, or 9%, from $1.9 million for the three months ended March 31, 2004 to $2.1 million for the three months ended March 31, 2005. The increase was primarily the result of an increase in installation revenue.

Operating Expenses. Operating expenses increased by $1.6 million, or 13%, from $11.8 million for the three months ended March 31, 2004 to $13.4 million for the three months ended March 31, 2005. Programming costs included in the accompanying condensed consolidated statements of operations were $8.6 million and $7.7 million, representing 30% of total costs and expenses for each of the three months ended March 31, 2005 and 2004, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Three Months Ended March 31,
	2005		2004		2005 over 2004
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
Programming	$8,551	29%	$7,664	28%	$887	12%
Advertising sales	612	2%	577	2%	35	6%
Service	4,232	14%	3,565	13%	667	19%

	$13,395	45%	$11,806	43%	$1,589	13%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels and pay-per-view programming. The increase in programming costs of $0.9 million, or 12%, was a result of price increases, particularly in sports programming, an increased number of channels carried on our systems and an increase in digital video customers, partially offset by decreases in analog video customers. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $0.3 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed data revenues, advertising revenues and commercial service revenues.

Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses remained virtually unchanged for the three months ended March 31, 2005 compared to the corresponding period in 2004. Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, Internet service provider fees, maintenance and pole rent expense. The increase in service costs of $0.7 million, or 19%, resulted primarily from increased labor costs to support our infrastructure, increased equipment maintenance and higher fuel prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or 8%, from $5.4 million for the three months ended March 31, 2004 to $5.9 million for the three months ended March 31, 2005. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Three Months Ended March 31,
	2005		2004		2005 over 2004
		% of		% of
	Expenses	Revenues	Expenses	Revenues	Change	% Change
General and administrative	$5,101	17%	$4,873	18%	$228	5%
Marketing	773	3%	546	2%	227	42%

	$5,874	20%	$5,419	20%	$455	8%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses of $0.2 million, or 5%, resulted primarily from increases in expenses related to our commercial business of $0.1 million and professional fees of $0.2 million.

Marketing expenses increased $0.2 million, or 42%, as a result of an increased investment in targeted marketing and branding campaigns.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 million, or 5%, from $8.3 million for the three months ended March 31, 2004 to $8.7 million for the three months ended March 31, 2005. The increase in depreciation related to an increase in capital expenditures.

(Gain) Loss on Sale of Assets, Net. Loss on sale of assets of $0.2 million and gain on sale of assets of $1 thousand for the three months ended March 31, 2005 and 2004, respectively, represents the gain or loss realized on the disposal of fixed assets.

Special Charges, Net. Special charges of $0.2 million for the three months ended March 31, 2004 primarily represents litigation costs related to our portion of Charter’s tentative settlement of the South Carolina national class action suit, subject to final documentation and court approval.

Interest Expense, net. Interest expense remained unchanged at $2.8 million for the three months ended March 31, 2005 and 2004, respectively.

Net Loss. Net loss increased to $1.3 million for the three months ended March 31, 2005 from $0.8 million for the three months ended March 31, 2004 as a result of the combination of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

Our business requires significant cash to fund debt service costs, distributions to our parent companies, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities and capital contributions from our indirect parent companies. The mix of funding sources changes from period to period. For the three months ended March 31, 2005, we generated $3.5 million of net cash flows from operating activities. During 2005, we expect to fund our liquidity and capital requirements primarily through cash flows from operating activities.

The principal amount of our senior notes was $114.4 million as of March 31, 2005. There was no payment of any interest in respect of the notes prior to October 15, 2003. Since October 15, 2003, interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2003, the notes became redeemable at the option of the issuers thereof, in whole or in part, initially at 105% of their principal amount at maturity, plus accrued interest, declining to 100% of the principal amount at maturity, plus accrued interest, on or after April 15, 2006. Renaissance Media Group has fully and unconditionally guaranteed the notes.

See the section entitled “Liquidity and Capital Resources” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K for a description of our senior notes indenture, including certain terms, restrictions and covenants.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities will be sufficient to satisfy our liquidity needs until maturity of the notes. However, if cash flows from operating activities are not sufficient, there can be no assurance that we will have access to sufficient capital to repay our notes when they mature in 2008. Cash flows from operating activities may not be sufficient, on their own, to permit us to satisfy these obligations. Traditionally, we have relied on our indirect parent companies’ ability to access the public debt and equity markets, as well as borrowings under our indirect parent companies’ credit facilities, as a source of capital. There can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates’ debt obligations, which could adversely affect our indirect parent companies’ ability to provide us with funding.

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

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our indirect parent companies’ existing credit facilities or in traditional debt or equity financings, we would consider:

•	further reducing our expenses and capital expenditures, which would likely impair our ability to increase revenue;

•	selling assets; or

•	seeking funding, if available, from our indirect parent companies, including from the issuance of debt or equity by our indirect parent companies, including Charter, Charter Holdings, CCH II, LLC, CCO Holdings, LLC or Charter Communications Operating, LLC, the proceeds of which could be loaned or contributed to us.

If the above strategies are not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Although Paul G. Allen, Charter’s principal shareholder, and his affiliates have purchased equity from Charter and Charter Holdco in the past, there is no obligation for Mr. Allen or his affiliates to purchase equity or contribute or lend funds to us or to our indirect parent companies or subsidiaries in the future.

Historical Operating, Financing and Investing Activities

We held $0.2 million in cash and cash equivalents as of March 31, 2005 and December 31, 2004.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2005 and 2004 was $3.5 million and $3.1 million, respectively. Operating activities provided $0.4 million more cash during the three months ended March 31, 2005 compared to the corresponding period in 2004, primarily as a result of changes in operating assets and liabilities that used $0.3 million less cash during the three months ended March 31, 2005 compared to the corresponding period in 2004.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was $3.6 million and $3.1 million, respectively. Investing activities used approximately $0.4 million more cash during the three months ended March 31, 2005 compared to the corresponding period in 2004, primarily as a result of an increase in purchases of property, plant and equipment of approximately $0.8 million, partially offset by an increase of approximately $0.3 million in our change in accrued expenses related to capital expenditures.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $4.2 million and $3.5 million for the three months ended March 31, 2005 and 2004, respectively. The majority of the capital expenditures for the three months ended March 31, 2005 and 2004 related to customer premise equipment costs.

Upgrading our cable systems has enabled us to offer digital television, high-speed data services, VOD, interactive services, additional channels and tiers, and expanded pay-per-view options to a larger customer base. Our capital expenditures are funded primarily from cash flows from operating activities. In addition, during the three months ended March 31, 2005 and 2004, our liabilities related to capital expenditures increased $0.7 million and $0.4 million, respectively.

Capital expenditures are expected to increase in 2005 compared to 2004 as a result of the deployment of advanced digital boxes. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment and for scalable infrastructure costs. We expect to fund capital expenditures for 2005 primarily from cash flows from operating activities.

CERTAIN TRENDS AND UNCERTAINTIES

The following discussion highlights a number of trends and uncertainties, in addition to those discussed elsewhere in this quarterly report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K, that could materially impact our business, results of operations and financial condition.

Restrictive Covenants. The indenture governing our notes contains a number of significant covenants that could adversely impact our business. In particular, our indenture restricts our and our subsidiaries’ ability to:

•	incur additional debt;

•	repurchase or redeem equity interests and debt;

•	make investments;

•	sell all or substantially all of our assets or merge with or into other companies;

•	sell assets;

•	enter into sale-leasebacks;

•	in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers’ debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and

•	grant liens.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our notes, which could result in acceleration of such notes and in certain cases, could result in cross-defaults under our affiliates’ debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our notes. For more information, see the section above entitled “— Liquidity and Capital Resources.”

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

As the principal amounts of our notes become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

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

Parent Company Liquidity Concerns. Our long-term financing as of March 31, 2005 consists of $114.4 million principal amount of senior discount notes which become due in 2008. We expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. However, there can be no assurances that our indirect parent companies will have sufficient liquidity to satisfy this payment when due. Our parent companies have a significant amount of debt and may incur additional debt in the future. For the remainder of 2005, $22.5 million of our indirect parent companies’ debt matures, and in 2006, an additional $151.9 million of our indirect parent companies’ debt matures. Cash flows from operating activities and amounts available under the Charter Communications Operating, LLC (“Charter Operating”) credit facilities may not be sufficient to fund our and our parent companies’ operations and satisfy our parent companies’ principal repayment obligations that come due in 2006 and, we believe, will not be sufficient to fund our parent companies’ operations and satisfy such repayment obligations thereafter. Each of our indirect parent companies’ debt has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations.

Because Charter is our manager, any financial or liquidity problems of Charter could cause serious disruption to our business and have a material adverse effect on our business and results of operations. Any such event could adversely impact our own credit rating, and our relations with customers and suppliers, which could in turn further impair our ability to obtain financing and operate our business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the Charter Operating credit facilities and would require a change of control repurchase offer under our outstanding notes.

Securities Litigation and Government Investigations. A number of putative federal class action lawsuits were filed against Charter and certain of its former and present officers and directors alleging violations of securities laws, which have been consolidated for pretrial purposes. In addition, a number of shareholder derivative lawsuits have been filed against Charter in the same and other jurisdictions. A shareholders derivative suit was filed in the U.S. District Court for the Eastern District of Missouri against Charter and its then current directors. Also, three shareholders derivative suits were filed in Missouri state court against Charter, its then current directors and its former independent auditor. These state court actions have been consolidated. The federal shareholders derivative suit and the consolidated derivative suit each alleged that the defendants breached their fiduciary duties.

Charter recently entered into Stipulations of Settlement setting forth proposed terms of settlement for the above-described class actions and derivative suits. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal with prejudice of the consolidated derivative actions now pending in Missouri state court, which are related to the Federal Derivative Action. Additionally, a portion of the settlement is to be paid in shares of Charter’s Class A common stock with a value of $45.0 million (including shares issuable to insurance carriers) and warrants to purchase Charter’s Class A common stock valued at $40.0 million, with such values in each case determined by formulas set forth in the Stipulations of Settlement. If the price of Charter’s common stock declines, additional shares will be required in order to fulfill this commitment. Charter has the right but not the obligation to terminate the settlements if the value of its common stock (under the above-described formula) is less than $2.25. As of May 9, 2005, the value of Charter’s common stock was $1.16 per share. The hearing to consider final approval of the settlement is scheduled for May 23, 2005. See “Part II, Item 1. Legal Proceedings.”

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices focusing on how it reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced on April 22, 2005. Charter has advised us that it fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

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

Moreover, due to the inherent uncertainties of litigation, and due to the remaining conditions to the finalization of our anticipated settlements, Charter cannot predict with certainty the ultimate outcome of these proceedings. An unfavorable outcome in the lawsuits described above could result in substantial potential liabilities and have a material adverse effect on our consolidated financial condition and results of operations or our liquidity. Further, these proceedings, and our actions in response to these proceedings, could result in substantial additional defense costs and the diversion of management’s attention, and could adversely affect our ability to execute our business and financial strategies.

Competition. The industry in which we operate is highly competitive, and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is direct broadcast satellite television services, also known as DBS. Competition from DBS, including intensive marketing efforts, aggressive pricing, and the ability of DBS to provide certain services that we are in the process of developing, has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including Charter, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us, and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that will enable them to begin providing video services, as well as high-bandwidth Internet access services, to residential and business customers. Some of these telephone companies have obtained, and are now seeking, franchises that are less burdensome than existing Charter franchises. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and data services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and digital subscriber line technology, also known as DSL. DSL service is competitive with highspeed data service over cable systems. Telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top terminals. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have an adverse effect on our business and financial results.

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

Long-Term Indebtedness — Change of Control Payments. We may not have the ability to raise the funds necessary to fulfill our obligations under our notes following a change of control. A change of control under our notes would require us to make an offer to repurchase our outstanding notes. However, a failure by us to make or complete a change of control offer would place us in default of these agreements.

Services. We expect that a substantial portion of our near-term growth will be achieved through revenues from high-speed data services, digital video, bundled service packages, and to a lesser extent various commercial services that take advantage of cable’s broadband capacity. We may not be able to offer these advanced services successfully to our customers or provide adequate customer service and these advanced services may not generate adequate revenues. Also, if the vendors we use for these services are not financially viable over time, we may experience disruption of service and incur costs to find alternative vendors. In addition, the technology involved in our product and service offerings generally requires that we have permission to use intellectual property and that such property not infringe on rights claimed by others. If it is determined that the product or service being utilized infringes on the rights of others, we may be sued or be precluded from using the technology.

Increasing Programming Costs. Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of March 31, 2005 approximately 10% of Charter’s current programming contracts were expired, and approximately another 34% are scheduled to expire by the end of 2005. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Notes Price Volatility. The market price of our and our indirect parent companies’ publicly traded notes has been and is likely to continue to be highly volatile. We expect that the price of these securities may fluctuate in response to various factors, including the factors described in this section and various other factors, which may be beyond our control. These factors beyond our control could include: financial forecasts by securities analysts; new conditions or trends in the cable or telecommunications industry; general economic and market conditions and specifically, conditions related to the cable or telecommunications industry; any change in our debt ratings; the development of improved or competitive technologies; the use of new products or promotions by us or our competitors; changes in accounting rules or interpretations; and new regulatory legislation adopted in the United States.

In addition, the securities market in general, and the market for cable industry securities in particular, have experienced significant price fluctuations. Volatility in the market price for companies may often be unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our notes, regardless of our operating performance. In the past, securities litigation has often commenced following periods of volatility in the market price of a company’s securities, and several purported class action lawsuits were filed against Charter in 2001 and 2002, following a decline in its stock price.

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

Regulation and Legislation. Cable system operations are extensively regulated at the federal, state, and local level, including rate regulation of basic service and equipment and municipal approval of franchise agreements and their terms, such as franchise requirements to upgrade cable plant and meet specified customer service standards. Additional legislation and regulation is always possible. There have been recent calls to impose indecency restrictions on cable networks.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision on February 10, 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, Congress could legislate additional carriage obligations.

There is also uncertainty whether local franchising authorities, state regulators, the FCC, or the U.S. Congress will impose obligations on cable operators to provide unaffiliated Internet service providers with regulated access to cable plant. If they were to do so, and the obligations were found to be lawful, it could complicate our operations in general, and our Internet operations in particular, from a technical and marketing standpoint. These open access obligations could adversely impact our profitability and discourage system upgrades and the introduction of new products and services. The United States Court of Appeals for the Ninth Circuit last year vacated in part an FCC ruling defining cable modem service as an “information service” and remanded for further proceedings. The Ninth Circuit held that cable modem service is not “cable service” but is part “telecommunications service” and part “information service.” The decision has been appealed to the United States Supreme Court. However, if it is not reversed, the decision may lead to our having to contribute additional funds to the federal government’s universal service fund, to comply with open access requirements, and to subject our high-speed data operations generally to other common carrier regulations. As we offer other advanced services over our cable system, we are likely to face additional calls for regulation of our capacity and operation. These regulations, if adopted, could adversely affect our operations.

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

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the ‘‘Panel’’) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single action (the ‘‘Consolidated Federal Class Action’’) for pretrial purposes. On June 19, 2003, following a status and scheduling conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint were filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal Class Actions were stayed until May 10, 2004. On May 11, 2004, the Court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days. On July 12, 2004, the parties submitted a joint motion to again extend the stay, this time until September 10, 2004. The Court granted that extension on July 20, 2004. On August 5, 2004, Stoneridge, Charter and the individual defendants who were the subject of the suit entered into a Memorandum of Understanding setting forth agreements in principle to settle the Consolidated Federal Class Action. These parties subsequently entered into Stipulations of Settlement dated as of January 24, 2005 (described more fully below) which incorporate the terms of the August 5, 2004 Memorandum of Understanding.

On September 12, 2002, a shareholders derivative suit (the ‘‘State Derivative Action’’) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”), against Charter and its then current directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

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

Separately, on February 12, 2003, a shareholders derivative suit (the ‘‘Federal Derivative Action’’), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff in that suit alleged that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, were sought by the plaintiffs.

As noted above, Charter and the individual defendants entered into a Memorandum of Understanding on August 5, 2004 setting forth agreements in principle regarding settlement of the Consolidated Federal Class Action, the State Derivative Action(s) and the Federal Derivative Action (the “Actions”). Charter and various other defendants in those actions subsequently entered into Stipulations of Settlement dated as of January 24, 2005, setting forth a settlement of the Actions in a manner consistent with the terms of the Memorandum of Understanding. The Stipulations of Settlement, along with various supporting documentation, were filed with the Court on February 2, 2005. The Stipulations of Settlement provide that, in exchange for a release of all claims by plaintiffs against Charter and its former and present officers and directors named in the Actions, Charter would pay to the plaintiffs a combination of cash and equity collectively valued at $144.0 million, which would include the fees and expenses of plaintiffs’ counsel. Of this amount, $64.0 million would be paid in cash (by Charter’s insurance carriers) and the balance would be paid in shares of Charter Class A common stock having an aggregate value of $40.0 million and ten-year warrants to purchase shares of Charter Class A common stock having an aggregate warrant value of $40.0 million, with such values in each case being determined pursuant to formulas set forth in the Stipulations of Settlement. The warrants would have an exercise price equal to 150% of the fair market value (as defined) of Charter Class A common stock as of the date of the entry of the order of final judgment approving the settlement. In addition, Charter would issue additional shares of its Class A common stock to its insurance carrier having an aggregate value of $5.0 million. Under this formula, Charter expects (based on recent trading prices of its Class A common stock) that the number of shares issued will be determined based on a per share value equal to the average closing price over the thirty calendar day period immediately preceding the final valuation date (which is the later of the date on which a final judgment is entered or the date of entry of an order approving the award of fees and costs to the class action plaintiffs’ counsel). Warrants are expected to become exercisable approximately one year from the date of the final judgment and will have an exercise price equal to 150% of the volume weighted average price of Charter’s Class A common stock over the thirty day period immediately preceding the final valuation date. The warrants will be valued based on a Black Scholes valuation method. Accordingly, any further declines in Charter’s stock price prior to the final valuation date could result in more shares and warrants being issued to the plaintiffs in the settlement. In the event that the valuation formula in the Stipulations provides for a per share value of less than $2.25, Charter may elect to terminate the settlement. As a result, in the second quarter of 2004, the Company recorded a $2.1 million special charge on its consolidated statement of operations related to its portion of the expense allocation for the aggregate value of the Charter Class A common stock and warrants to be issued. Additionally, as part of the settlements, Charter will also commit to a variety of corporate governance changes, internal practices and public disclosures, some of which have already been undertaken and none of which are inconsistent with measures Charter is taking in connection with the recent conclusion of the SEC investigation described below. Documents related to the settlement of the Actions have now been executed and filed. On February 15, 2005, the United States District Court for the Eastern District of Missouri gave preliminary approval to the settlement of the Actions. The settlement of each of the lawsuits remains conditioned upon, among other things, final judicial approval of the settlements following notice to the class, and dismissal, with prejudice, of the consolidated derivative actions now pending in Missouri State Court, which are related to the Federal Derivative Actions. The hearing to consider final approval of the settlement is scheduled for May 23, 2005.

Government Investigations. In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not a target of the investigation. Charter was also advised by the U.S. Attorney’s Office that no current officer or member of its board of directors is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. Each of the indicted former officers pled guilty to single conspiracy counts related to the original mail and wire fraud charges and were sentenced on April 22, 2005. Charter has advised us that it fully cooperated with the investigation, and following the sentencings, the U.S. Attorney’s Office for the Eastern District of Missouri announced that its investigation was concluded and that no further indictments would issue.

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

Indemnification. Charter is generally required to indemnify under certain conditions each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, the now-settled SEC investigation and the above-described lawsuits, some of Charter’s current and former directors and current and former officers have been advanced certain costs and expenses incurred in connection with their defense. On February 22, 2005, Charter filed suit against four of its former officers who were indicted in the course of the grand jury investigation. These suits seek to recover the legal fees and other related expenses advanced to these individuals by Charter for the grand jury investigation, SEC investigation and class action and related lawsuits.

Other Litigation. In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas (the ‘‘South Carolina Class Action’’),

purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were ‘‘cable ready.’’ A substantively identical case was filed in the Superior Court of Athens – Clarke County, Georgia by Emma S. Tobar on March 26, 2002 (the “Georgia Class Action”), alleging a nationwide class for these claims. Charter Holdco removed the South Carolina Class Action to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have, but did not, file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals and the South Carolina Supreme Court, but those courts ruled that until a final judgment was entered against Charter Holdco, they lacked jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties to both the Georgia and South Carolina Class Actions participated in a mediation. The mediator made a proposal to the parties to settle the lawsuits. In May 2004, the parties accepted the mediator’s proposal and reached a tentative settlement, subject to final documentation and court approval. As a result of the tentative settlement, we recorded a special charge of $0.2 million in our consolidated statement of operations in the first quarter of 2004. On July 8, 2004, the Superior Court of Athens – Clarke County, Georgia granted a motion to amend the Tobar complaint to add Nicholls, Barber and April Jones as plaintiffs in the Georgia Class Action and to add any potential class members in South Carolina. The court also granted preliminary approval of the proposed settlement on that date. On August 2, 2004, the parties submitted a joint request to the South Carolina Court of Common Pleas to stay the South Carolina Class Action pending final approval of the settlement and on August 17, 2004, that court granted the parties’ request. On November 10, 2004, the court granted final approval of the settlement, rejecting positions advanced by two objectors to the settlement. On December 13, 2004 the court entered a written order formally approving that settlement. On January 11, 2005, certain class members appealed the order entered by the Georgia court. Those objectors voluntarily dismissed their appeal with prejudice on February 8, 2005. On February 9, 2005, the South Carolina Court of Common Pleas entered a court order of dismissal for the South Carolina Class Action. Additionally, one of the objectors to this settlement recently filed a similar, but not identical, lawsuit.

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

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The index to the exhibits begins on page 28 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC RENAISSANCE MEDIA (LOUISIANA) LLC RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: May 11, 2005	By:	CHARTER COMMUNICATIONS, INC.,

Registrants’ Manager

	By:	/s/ Paul E. Martin

Name: Paul E. Martin
Title: Interim Chief Financial Officer, Senior Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer) of Charter Communications, Inc. (Manager); Renaissance Media Group LLC; Renaissance Media (Louisiana) LLC; and Renaissance Media (Tennessee) LLC

Dated: May 11, 2005	RENAISSANCE MEDIA CAPITAL CORPORATION

	By:	/s/ Paul E. Martin

Name: Paul E. Martin
Title: Interim Chief Financial Officer, Senior Vice President and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.1	Certificate of Incorporation of Renaissance Media Capital Corporation and all amendments thereto (incorporated by reference to the Exhibit 3.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

3.2	By-laws of Renaissance Media Capital Corporation (incorporated by reference to the Exhibit 3.2 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

3.3	Certificate of Formation of Renaissance Media (Louisiana) LLC (incorporated by reference to the Exhibit 3.3 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

3.4	Certificate of Formation of Renaissance Media (Tennessee) LLC (incorporated by reference to the Exhibit 3.5 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

3.5	Certificate of Formation of Renaissance Media Group LLC (incorporated by reference to the Exhibit 3.7 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

3.6	Amended and Restated Limited Liability Agreement of Renaissance Media Group LLC, dated April 29, 1999 (incorporated by reference to Exhibit 3.9 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.7	Amended and Restated Limited Liability Agreement of Renaissance Media (Louisiana) LLC, dated April 29, 1999 (incorporated by reference to Exhibit 3.10 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.8	Amended and Restated Limited Liability Agreement of Renaissance Media (Tennessee) LLC, dated April 29, 1999 (incorporated by reference to Exhibit 3.11 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.9	Amended and Restated Limited Liability Agreement of Renaissance Media LLC, dated April 30, 1999 (incorporated by reference to Exhibit 3.12 of the Quarterly Report on Form 10-Q of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation filed on May 17, 1999 (File No. 333-56679)).

3.10	Certificate of Formation of Renaissance Media LLC (incorporated by reference to Exhibit 3.4 of the annual report on Form 10-K of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation filed March 30, 2000 (File No. 333-56679)).

Exhibit
Number	Description of Document
4.1	Indenture dated as of April 9, 1998, by and among Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC, Renaissance Media Capital Corporation, Renaissance Media Group LLC and United States Trust Company of New York, as Trustee (incorporated by reference to the Exhibit 4.1 of the Registration Statement of Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation on Form S-4 filed on June 12, 1998 (File No. 333-56679)).

10.1	Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Consolidated Federal Class Action entitled In Re Charter Communications, Inc. Securities Litigation. (incorporated by reference to Exhibit 10.48 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.2	Settlement Agreement and Mutual Release, dated as of February 1, 2005, by and among Charter Communications, Inc. and certain other insureds, on the one hand, and Certain Underwriters at Lloyd’s of London and certain subscribers, on the other hand. (incorporated by reference to Exhibit 10.49 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.3	Stipulation of Settlement, dated as of January 24, 2005, regarding settlement of Federal Derivative Action, Arthur J. Cohn v. Ronald L. Nelson et al and Charter Communications, Inc. (incorporated by reference to Exhibit 10.50 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.4+	Description of Long-Term Incentive Program to the Charter Communications, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.18(g) to the annual report on Form 10-K filed by Charter Communications Holdings, LLC on March 31, 2005 (File No. 000-27927)).

10.5+	Amendment to Employment Offer Letter, dated January 27, 2005, by and between Charter Communications, Inc. and Derek Chang. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed January 28, 2005 (File No. 000-27927)).

10.6+	Executive Services Agreement, dated as of January 17, 2005, between Charter Communications, Inc. and Robert P. May (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 21, 2005 (File No. 000-27927)).

10.7+	Separation Agreement and Release for Steven A. Schumm, dated as of February 8, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 11, 2005 (File No. 000-27927)).

10.8+	Separation Agreement and Release for Carl E. Vogel, dated as of February 17, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on February 22, 2005 (File No. 000-27927)).

10.9+	Separation Agreement and Release for Thomas A. Cullen, dated as of March 15, 2005 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K filed by Charter Communications, Inc. on March 17, 2005 (File No. 000-27927)).

10.10+	Description of Charter Communications, Inc. 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.51 to the annual report on Form 10-K filed by Charter Communications, Inc. on March 3, 2005 (File No. 000-27927)).

10.11+	Employment Agreement, dated as of April 1, 2005, by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 10.11 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on May 3, 2005 (File No. 000-27927)).

31.1*	Certificate of Interim Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit
Number	Description of Document
31.2*	Certificate of Interim Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Executive Officer).

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Interim Chief Financial Officer).

*	Document attached

+	Management compensatory plan or arrangement