Form 10-Q
period 2006-03-31
RENAISSANCE MEDIA CAPITAL CORP; RENAISSANCE MEDIA TENNESSEE LLC; RENAISSANCE MEDIA LOUISIANA LLC; RENAISSANCE MEDIA GROUP LLC
filed 2006-05-12
CIK 1062368, 1062365, 1062367, 1062363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

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
QUARTER ENDED MARCH 31, 2006

NOTE: Separate financial statements of Renaissance Media Capital Corporation, Renaissance Media (Louisiana) LLC and Renaissance Media (Tennessee) LLC have not been presented pursuant to Rule 3-10(b) of Regulation S-X.

This quarterly report on Form 10-Q is for the three months ended March 31, 2006. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation, unless the context requires otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Certain Trends and Uncertainties" under Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated" and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
the availability, in general, of funds to meet interest payment obligations under our and our indirect parent companies’ debt and to fund our operations and necessary capital expenditures, either through cash flows from operating activities, further borrowings or other sources and, in particular, our and our indirect parent companies’ability to be able to provide under the applicable debt instruments such funds (by dividend, investment or otherwise) to the applicable obligor of such debt;

•	our and our indirect parent companies’ ability to comply with all covenants in our and our indirect parent companies’ indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;
•	our and our indirect parent companies’ ability to pay or refinance debt prior to or when it becomes due and/or to take advantage of market opportunities and market windows to refinance that debt in the capital markets, through new issuances, exchange offers or otherwise, including restructuring our balance sheet and leverage position;
•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet and other services and to maintain and grow a stable customer base, particularly in the face of increasingly aggressive competition from other service providers;

•	our ability to obtain programming at reasonable prices or to pass programming cost increases on to our customers;
•	the impact of hurricanes Katrina and Rita to our revenues, expenses and number of customers;
•	general business conditions, economic uncertainty or slowdown; and
•	the effects of governmental regulation, including but not limited to local franchise authorities, on our business.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.
ITEM 1. FINANCIAL STATEMENTS.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$237	$280
Accounts receivable, less allowance for doubtful accounts of $844 and $1,104, respectively	1,674	4,865
Prepaid expenses and other current assets	286	170

Total current assets	2,197	5,315

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation of $155,213 and $147,103, respectively	154,454	154,745
Franchises, net	225,302	225,322

Total investment in cable properties, net	379,756	380,067

OTHER NONCURRENT ASSETS	51	55

Total assets	$382,004	$385,437

LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,157	$19,420
Payables to manager of cable systems - related parties	74,844	70,049

Total current liabilities	89,001	89,469

LONG-TERM DEBT	77,767	115,387

OTHER LONG-TERM LIABILITIES	1,677	1,911

MEMBER'S EQUITY	213,559	178,670

Total liabilities and member's equity	$382,004	$385,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUES	$27,793	$29,652

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	15,302	13,395
Selling, general and administrative	5,470	5,874
Depreciation and amortization	8,598	8,733
Other operating expense, net	59	214

	29,429	28,216

Income (loss) from operations	(1,636)	1,436

OTHER INCOME AND (EXPENSES):
Interest expense, net	(2,582)	(2,756)
Other income, net	204	--

Net loss	$(4,014)	$(1,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,014)	$(1,320)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	8,598	8,733
Noncash interest expense	(98)	(105)
Other, net	(94)	214
Changes in operating assets and liabilities:
Accounts receivable	3,191	336
Prepaid expenses and other assets	(117)	(112)
Accounts payable, accrued expenses and other	(753)	(103)
Payables to related party	1,154	(4,120)

Net cash flows from operating activities	7,867	3,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,899)	(4,230)
Change in accrued expenses and payables to related party related to capital expenditures	--	658
Proceeds from sale of assets	--	4
Other, net	(11)	--

Net cash flows from investing activities	(7,910)	(3,568)

NET DECREASE IN CASH	(43)	(45)

CASH, beginning of period	280	228

CASH, end of period	$237	$183

NONCASH TRANSACTIONS:
Contribution to retire Renaissance Media Group LLC debt and accrued interest	$38,903	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

1. Organization and Basis of Presentation

The accompanying condensed consolidated financial statements of Renaissance Media Group LLC (the "Company") include the accounts of the Company and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC ("Renaissance Louisiana"), Renaissance Media (Tennessee) LLC ("Renaissance Tennessee") and Renaissance Media Capital Corporation ("Capital Corporation"). Renaissance Media LLC ("Media") is owned 76% and 24% by Renaissance Louisiana and Renaissance Tennessee, respectively, and owns all of the operating assets of the consolidated group. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is an indirect wholly owned subsidiary of Charter Communications Operating, LLC ("Charter Operating"), which provides funding to the Company as needed. Charter Operating is an indirect subsidiary of Charter Communications Holdings, LLC, which is an indirect subsidiary of Charter Communications, Inc. ("Charter"). The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television and video on demand. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

Charter Communications Holding Company, LLC ("Charter Holdco"), the Company's indirect parent, and Charter, the Company's manager and indirect parent, provide management services for the cable systems owned or operated by the Company. The management services include such services as centralized customer billing, data processing and related support, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. Costs associated with providing these services are billed and charged directly to the Company and are included within operating costs in the accompanying condensed consolidated statements of operations.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures typically included in the Company's Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment and franchises; and contingencies. Actual results could differ from those estimates.

Reclassifications

Certain 2005 amounts have been reclassified to conform with the 2006 presentation.

2. Liquidity and Capital Resources

The Company incurred loss from operations of $1.6 million for the three months ended March 31, 2006 and recognized income from operations of $1.4 million for the three months ended March 31, 2005. The Company's net cash flows from operating activities were $7.9 million and $3.5 million for the three months ended March 31, 2006 and 2005, respectively.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan in one year), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility.

The Company has historically required cash to fund capital expenditures, ongoing operations and debt service costs. The Company has funded these requirements through cash flows from operating activities and, when required, receipt of cash from the Company’s indirect parent companies funded through borrowings under the Charter Operating credit facilities. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2006, the Company generated $7.9 million of net cash flows from operating activities. In addition, the Company used approximately $7.9 million for purchases of property, plant and equipment. The Company expects that cash on hand, cash flows from operating activities and receipt of cash from the Company’s indirect parent companies funded through borrowings under the Charter Operating credit facilities will be adequate to meet its cash needs through 2007.

The Company's long-term financing as of March 31, 2006 consists of $77.2 million principal amount of senior notes due in 2008. The Company expects that it will rely on capital contributions from its indirect parent companies to repay the principal amount of its notes at maturity. However, there can be no assurances that its indirect parent companies will have sufficient liquidity to satisfy this payment when due. As of March 31, 2006, the Company's indirect parent companies have $19.5 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities may not be sufficient to fund the Company's and its parent companies' operations and satisfy its and its parent companies' interest and debt repayment obligations upon maturity in 2008 and will not be sufficient to fund such needs in 2009 and beyond. The debt of each of the Company's indirect parent companies has certain covenants which may restrict such Company's ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing the Company's indenture could result in the acceleration of the Company's payment obligations under the Company's debt and, under certain circumstances, in cross-defaults under the Company's affiliates' debt obligations, which could adversely affect the Company's indirect parent companies' ability to provide us with funding.

Because Charter is the Company's manager, any financial or liquidity problems of Charter could cause serious disruption to the Company's business and have a material adverse effect on its business and results of operations. Any such event could adversely impact the Company's own credit rating, and its relations with customers and suppliers, which could in turn further impair the Company's ability to obtain financing and operate its business. Further, to the extent that any such event results in a change of control of Charter (whether through a bankruptcy, receivership or other reorganization of Charter and/or Charter Holdco, or otherwise), it could result in an event of default under the Charter Operating credit facilities and would require a change of control repurchase offer under the Company's outstanding notes. The Company has been advised that Charter continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

3. Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite-life or an indefinite-life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Franchises that qualify for indefinite-life treatment under SFAS No. 142 are tested for impairment annually each October 1 based on valuations, or more frequently as warranted by events or changes in circumstances. Franchises are aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clustering of Charter's cable systems into groups by which such systems are managed. Management believes such grouping represents the highest and best use of those assets.

Franchise amortization expense for each of the three months ended March 31, 2006 and 2005 was $31, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $100 annually for each of the next five years. Actual amortization expense in

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Accounts payable - trade	$1,698	$1,992
Accrued capital expenditures	3,130	6,243
Accrued expenses:
Interest	3,533	2,384
Programming costs	1,024	1,137
Franchise-related fees	1,721	2,178
State sales tax	670	1,824
Personal property tax	410	1,001
Other	1,971	2,661

	$14,157	$19,420

5. Long-Term Debt

Long-term debt consists of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

10% senior notes	$77,180	$114,413
Unamortized net premium	587	974

	$77,767	$115,387

In 1998, Renaissance Louisiana, Renaissance Tennessee and Capital Corporation issued $163.2 million principal amount at maturity of 10.000% senior notes due April 15, 2008 (the "Notes") for proceeds of $100.0 million. Approximately $48.8 million principal amount of such notes were repurchased in May 1999. In March 2006, the holders of the Notes exchanged $37.2 million principal amount of the Notes for $37.4 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction under Rule 144A. Charter Operating then contributed the Notes to the Company for retirement.

The Notes bear interest, payable semi-annually in cash, at a rate of 10% per annum on April 15 and October 15 of each year. The Company has fully and unconditionally guaranteed the Notes.

6. Comprehensive Loss

Comprehensive loss is equal to net loss for the three months ended March 31, 2006 and 2005.

7. Income Taxes

The Company is a single member limited liability company not subject to income tax. The Company holds all operations through indirect subsidiaries. The majority of those indirect subsidiaries are limited liability companies that are also not subject to income tax. A certain indirect subsidiary of the Company is a corporation that is subject to income tax, but has no operations and has not generated any taxable income since inception. Any taxable income generated by the Company would be the responsibility of the Company's equity owner. As such, the Company has not provided for income taxes in the accompanying condensed consolidated financial statements.

RENAISSANCE MEDIA GROUP LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT WHERE INDICATED)
(UNAUDITED)

8. Contingencies

The Company is a party to lawsuits and claims that arise in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements," which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, this section should be read in conjunction with the annual reports on Form 10-K of Renaissance Media Group LLC and subsidiaries and our indirect parents, Charter Communications, Inc. ("Charter") and Charter Communications Holdings, LLC ("Charter Holdings"), for the year ended December 31, 2005.

"We," "us" and "our" refer to Renaissance Media Group LLC and its wholly owned finance subsidiaries, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) LLC and Renaissance Media Capital Corporation.

INTRODUCTION

For the three months ended March 31, 2006, our loss from operations, which includes depreciation and amortization expense but excludes interest expense, was $1.6 million. For the three months ended March 31, 2005, income from operations, which includes depreciation and amortization expense but excludes interest expense, was $1.4 million. We had a negative operating margin of 6% for the three months ended March 31, 2006. For the three months ended March 31, 2005, we had an operating margin of 5%. The decrease in income from operations and operating margin from 2005 to 2006 was principally due to decreases in video revenue as a result of customer losses primarily related to hurricanes Katrina and Rita coupled with an increase in operating costs.

As of March 31, 2006 and 2005, we own and operate cable systems serving approximately 127,800 and 142,200 analog video customers, respectively. Approximately 103,400 of our analog video customers were impacted by hurricanes Katrina and Rita. We have restored service to our impacted customers. Included in the 14,400 net loss of analog video customers from March 31, 2005 is approximately 8,500 of net losses related to systems impacted by hurricanes Katrina and Rita. We currently do not expect significant additional analog video customer losses related to hurricanes Katrina and Rita.

Our outstanding notes require us to pay cash interest each April and October and mature in 2008. We expect that we will rely on loans and capital contributions from our indirect parent companies to repay our notes at maturity. However, there can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2006		2005

Revenues	$27,793	100%	$29,652	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	15,302	55%	13,395	45%
Selling, general and administrative	5,470	20%	5,874	20%
Depreciation and amortization	8,598	31%	8,733	29%
Other operating expense, net	59	--	214	1%

	29,429	106%	28,216	95%

Income (loss) from operations	(1,636)	(6)%	1,436	5%

Other income and (expenses):
Interest expense, net	(2,582)		(2,756)
Other income, net	204		--

Net loss	$(4,014)		$(1,320)

Revenues. The overall decrease in revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is principally the result of decreases in analog and digital video customers and is offset partially by increases in the number of high-speed Internet customers. We expect revenues to be negatively impacted for a period of time as a result of the displacement of customers by hurricanes Katrina and Rita. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as video-on-demand (“VOD”), high definition television and digital video recorder service.

Revenues by service offering were as follows (dollars in thousands):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$18,738	67%	$20,944	71%	$(2,206)	(11)%
High-speed Internet	4,458	16%	4,308	14%	150	3%
Advertising sales	1,523	5%	1,468	5%	55	4%
Commercial	966	4%	843	3%	123	15%
Other	2,108	8%	2,089	7%	19	1%

	$27,793	100%	$29,652	100%	$(1,859)	(6)%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. The decrease was primarily the result of a decline in analog and digital video customers.

The increase in revenues from high-speed Internet services was primarily the result of an increase in high-speed Internet customers.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales increased primarily as a result of an increase in local advertising sales. For each of the three months ended March 31, 2006 and 2005, we received $0.1 million in advertising sales revenues from vendors.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues. Other revenues remained relatively unchanged for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Operating Expenses. Programming costs included in the accompanying condensed consolidated statements of operations were $9.0 million and $8.6 million, representing 59% and 64% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in thousands):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$8,981	32%	$8,551	29%	$430	5%
Service	5,714	21%	4,232	14%	1,482	35%
Advertising sales	607	2%	612	2%	(5)	(1)%

	$15,302	55%	$13,395	45%	$1,907	14%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels and pay-per-view programming. The increase in programming costs was primarily a result of rate increases partially offset by a decrease in analog and digital video customers. Programming costs were also offset by the amortization of payments received from programmers in support of launches of new channels of $0.1 million and $0.3 million for the three months ended March 31, 2006 and 2005, respectively.

Our cable programming costs have increased in every year we have operated in excess of U.S. inflation and cost-of-living increases, and we expect them to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. In 2006, we expect programming costs to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs will result in declining operating margins for our video services to the extent we are unable to pass on cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service, maintenance and pole rent expense. The increase in service costs resulted primarily from increased labor and maintenance costs related to hurricanes Katrina and Rita, increased costs of providing high-speed Internet service as a result of an increase in high-speed Internet customers and higher fuel prices. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses decreased primarily as a result of decreased salary, benefit and commission costs.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in thousands):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$4,811	17%	$5,101	17%	$(290)	(6)%
Marketing	659	3%	773	3%	(114)	(15)%

	$5,470	20%	$5,874	20%	$(404)	(7)% %

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, call center costs, internal network costs, bad debt expense and property taxes. The decrease in general and administrative expenses resulted primarily from decreases in collection costs of $50, billing costs of $32 and property taxes of $136.

Marketing expenses decreased as a result of decreased marketing activities.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.1 million for the three months ended March 31, 2006. The decrease in depreciation was related to an increase in the amount of fully depreciated assets offset by an increase in capital expenditures.

Other Operating Expense, Net. Other operating expense for the three months ended March 31, 2006 primarily represents severance partially offset by gain on sales of assets. Other operating expense for the three months ended March 31, 2005 represents losses on sales of assets.

Interest Expense, Net. Interest expense decreased by $0.2 million, or 6%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily as a result of the exchange of $37.2 million principal amount of our 10.000% senior notes for $37.4 million principal amount of new Charter Operating 8 3/8% senior second-lien notes.

Other Income, Net. Other income for the three months ended March 31, 2006 primarily represents the gain recognized on the exchange of our 10.000% senior notes in March 2006.

Net Loss. Net loss increased to $4.0 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005 as a result of the combination of factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Overview

In April 2006, Charter Communications Operating, LLC ("Charter Operating") completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan in one year), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility.

Our business requires cash to fund capital expenditures, ongoing operations and debt service costs. We have historically funded these requirements through cash flows from operating activities and, when required, receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2006, we generated $7.9 million of net cash flows from operating activities. In addition, the Company used approximately

$7.9 million for purchases of property, plant and equipment. We expect that cash on hand, cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities will be adequate to meet our cash needs through 2007.

The principal amount of our senior notes was $77.2 million as of March 31, 2006. Interest on the notes is payable semi-annually in arrears in cash at a rate of 10% per year. On April 15, 2006, the notes became redeemable at the option of the issuers thereof, in whole or in part at 100% of the principal amount at maturity, plus accrued interest. Renaissance Media Group has fully and unconditionally guaranteed the notes.

See the section entitled "Liquidity and Capital Resources" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report on Form 10-K for a description of our senior notes indenture, including certain terms, restrictions and covenants.

We expect to remain in compliance with the covenants under our indenture. We expect that cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities will be sufficient to satisfy our liquidity needs until maturity of the notes. However, we expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. There can be no assurance that our indirect parent companies will have sufficient liquidity to provide funds to us to satisfy this payment when due. As of March 31, 2006, our indirect parent companies have $19.5 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities may not be sufficient to fund our and our parent companies' operations and satisfy our and our parent companies' interest payment obligations upon maturity in 2008 and will not be sufficient to fund such needs in 2009 and beyond. The debt of each of our indirect parent companies has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our indirect parent companies' ability to provide us with funding. We have been advised that Charter continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Increased funding requirements from customer demand for digital video and high-speed Internet services, or the need to offer other advanced services in certain of our markets in order to compete effectively could make us further reliant on our indirect parent companies' ability to make loans and capital contributions to us. If we are unable to receive adequate financing to fund operations, our financial condition and results of operations could suffer materially.

No assurances can be given that we will not experience liquidity problems because of adverse market conditions, increased competition or other unfavorable events, or if we do not obtain sufficient additional financing on a timely basis as our debt becomes due. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available through our indirect parent companies' existing credit facilities or in traditional debt or equity financings, we would consider:

•	further reducing our expenses and capital expenditures, which may impair our ability to increase revenue;
•	selling assets; or
•
seeking funding, if available, from our indirect parent companies, including from the issuance of debt or equity by our indirect parent companies, including Charter, Charter Holdings, CCH I, LLC, CCH I Holdings, LLC, CCH II, LLC, CCO Holdings or Charter Operating, the proceeds of which could be loaned or contributed to us.

If the above strategies are not successful, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest payments to which they are contractually entitled.

Historical Operating, Financing and Investing Activities

We held $0.2 million and $0.3 million in cash and cash equivalents as of March 31, 2006 and December 31, 2005, respectively.

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2006 and 2005 was $7.9 million and $3.5 million, respectively. Operating activities provided $4.3 million more cash during the three months ended March 31, 2006 compared to the corresponding period in 2005, primarily as a result of changes in operating assets and liabilities that provided $7.5 million more cash during the three months ended March 31, 2006 compared to the corresponding period in 2005.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was $7.9 million and $3.6 million, respectively. Investing activities used $4.3 million more cash during the three months ended March 31, 2006 compared to the corresponding period in 2005, primarily as a result of an increase in purchases of property, plant and equipment related to replacement of plant and equipment damaged by hurricanes Katrina and Rita.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $7.9 million and $4.2 million for the three months ended March 31, 2006 and 2005, respectively. Capital expenditures increased as a result of capital costs associated with replacing plant and equipment related to hurricanes Katrina and Rita and increased spending on support capital related to our investment in service improvements.

Our capital expenditures are funded primarily from cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities.

Capital expenditures are expected to decrease in 2006 compared to 2005. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment, support capital and for scalable infrastructure costs. We expect to fund capital expenditures for 2006 primarily from cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

Charter is a party to lawsuits and claims that arise in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

ITEM 1A. RISK FACTORS.

Risks Related to Significant Indebtedness of Us and Our Parent Companies

The indenture governing our notes contains a number of significant covenants that could adversely impact our ability to operate our business.

The indenture governing our notes contains a number of significant covenants that could adversely impact our ability to operate our business. In particular, our indenture restricts our and our subsidiaries' ability to:

•	incur additional debt;
•	pay dividends on or repurchase equity interests;
•	make investments;
•	sell all or substantially all of our assets or merge with or into other companies;
•	sell assets;
•	enter into sale-leasebacks;
•
in the case of restricted subsidiaries, create or permit to exist dividend or payment restrictions with respect to the bond issuers, guarantee the bond issuers' debt, or issue specified equity interests;

•	engage in certain transactions with affiliates; and
•	grant liens.

Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants will result in a default under the indenture governing our notes, which could result in acceleration of such notes and in certain cases, could result in cross-defaults under our affiliates' debt obligations. Any default under our indenture might adversely affect our growth, our financial condition and our results of operations and the ability to make payments on our notes. For more information, see the section above entitled “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

We may not generate sufficient cash flow or have access to additional external liquidity sources to fund our capital expenditures, ongoing operations and debt obligations.

Our business requires cash to fund capital expenditures, ongoing operations and debt service costs. Our ongoing operations will depend on our ability to generate cash flow and our access to additional external liquidity sources. We have historically funded liquidity and capital requirements through cash flows from operating activities and receipt of cash from our indirect parent companies funded through borrowings under the Charter Operating credit facilities.

As the principal amounts of our notes become due in 2008, it is unclear whether we will have access to sufficient capital to satisfy these principal repayment obligations. Cash flows from operating activities and other existing sources of funds may not be sufficient, on their own, to permit us to satisfy these obligations.

If our business does not generate sufficient cash flow from operating activities, and sufficient future contributions are not available to us from other sources of financing, we may not be able to repay our debt, grow our business, respond to competitive challenges or fund our other liquidity and capital needs.

If we need to seek alternative sources of financing, there can be no assurance that we will be able to obtain the requisite financing or that such financing, if available, would not have terms that are materially disadvantageous to our existing debt holders. Mr. Allen, Charter’s Chairman and controlling shareholder, or his affiliates are not obligated to purchase equity from, contribute to or loan funds to us or to our indirect parent companies or subsidiaries.

If we or our indirect parent companies are unable to raise needed capital, ultimately, we could be forced to restructure our obligations or seek protection under the bankruptcy laws. In addition, if we find it necessary to engage in a recapitalization or other similar transaction, our noteholders might not receive all principal and interest payments to which they are contractually entitled.

Our parent companies have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

Our long-term financing as of March 31, 2006 consists of $77.2 million principal amount of senior notes due in 2008. We expect to rely on capital contributions from our indirect parent companies to repay the principal amount of our notes at maturity. However, there can be no assurances that our indirect parent companies will have sufficient liquidity to satisfy this payment when due. As of March 31, 2006, our parent companies have $19.5 billion of debt and may incur additional debt in the future. Cash flows from operating activities and amounts available under the Charter Operating credit facilities may not be sufficient to fund our and our parent companies' operations and satisfy our and our parent companies' interest and debt repayment obligations upon maturity in 2008 and will not be sufficient to fund such needs in 2009 and beyond. The debt of each of our indirect parent companies has certain covenants which may restrict their ability to make distributions to their respective direct parent companies to satisfy future principal repayment obligations. In addition, a default under the covenants governing our indenture could result in the acceleration of our payment obligations under our debt and, under certain circumstances, in cross-defaults under our affiliates' debt obligations, which could adversely affect our indirect parent companies' ability to provide us with funding.

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

We may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We may not have the ability to raise the funds necessary to fulfill our obligations under our notes following a change of control. A change of control under our notes would require us to make an offer to repurchase our outstanding notes. However, a failure by us to make or complete a change of control offer would place us in default of these agreements.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations. We have lost a significant number of video customers to direct broadcast satellite competition and further loss of video customers could have a material negative impact on our business.

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules may provide additional benefits to certain of our competitors, either through access to financing, resources or efficiencies of scale.

Our principal competitor for video services throughout our territory is DBS. Competition from DBS, including intensive marketing efforts and aggressive pricing has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years and continues to do so. The cable industry, including us, has lost a significant number of subscribers to DBS competition, and we face serious challenges in this area in the future. We believe that competition from DBS service providers may present greater challenges in areas of lower population density, and that our systems service a higher concentration of such areas than those of other major cable service providers.

Local telephone companies and electric utilities can offer video and other services in competition with us and they increasingly may do so in the future. Certain telephone companies have begun more extensive deployment of fiber in their networks that enable them to begin providing video services, as well as telephone and high bandwidth Internet access services, to residential and business customers and they are now offering such service in limited areas. Some of these telephone companies have obtained, and are now seeking, franchises or operating authorizations that are less burdensome than our existing franchises.

The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. Further loss of customers to DBS or other alternative video and Internet services could have a material negative impact on the value of our business and its performance.

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL and “dial-up”. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our offerings to include telephone, we will face considerable competition from established telephone companies and other carriers, including VoIP providers.

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top terminals. Customers who subscribe to our services as a result of these offerings may not remain customers for any significant period of time following the end of the promotional period. A failure to retain existing customers and customers added through promotional offerings or to collect the amounts they owe us could have a material adverse effect on our business and financial results.

Mergers, joint ventures and alliances among franchised, wireless or private cable operators, satellite television providers, local exchange carriers and others, may provide additional benefits to some of our competitors, either through access to financing, resources or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

We cannot assure you that our cable systems will allow us to compete effectively. Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer. We cannot predict the extent to which competition may affect our business and operations in the future.

We have a history of net losses and expect to continue to experience net losses. Consequently, we may not have the ability to finance future operations.

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover a combination of operating costs and the interest costs on our debt. We expect that these expenses will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported net loss of $4.0 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of March 31, 2006, approximately 12% of Charter’s current programming contracts were expired, and approximately another 6% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 5% in the three months ended March 31, 2006 compared to the corresponding period in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the three months ended March 31, 2006, we spent approximately $7.9 million on capital expenditures. Our capital expenditures depends on the level of growth in high-speed Internet customers and in the delivery of other advanced services, as well as the cost of introducing any new services such as telephone. We may need additional capital if there is accelerated growth in high-speed Internet customers or in the delivery of other advanced services or an acceleration in the deployment of telephone services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings or other sources, our growth, financial condition and results of operations could suffer materially.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with unanticipated technological developments, or that we will successfully anticipate the demand of our customers for products and services requiring new technology. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

Malicious and abusive Internet practices could impair our high-speed Internet services.

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers and damage to our or our customers’ equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to us to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue or significant increase in costs of serving those customers could adversely affect our growth, financial condition and results of operations.

As a result of hurricanes Katrina and Rita, we can not assure you when our displaced customers will return or when our revenues will increase to pre-hurricane levels.

We experienced significant customer losses as a result of the displacement of customers affected by hurricanes Katrina and Rita for a period of time.  While we expect that customers displaced by the hurricanes will return and that revenues will return to pre-hurricane levels we can not predict the amount of time customers and revenues will be impacted by the hurricanes or the number of displaced customers that will return.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators’ administrative and operational expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;

•	rules and regulations relating to subscriber privacy;

•	limited rate regulation;

•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain consent to carry a broadcast station;

•	rules for franchise renewals and transfers; and

•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state and local regulation of some of our cable systems, which may compound the regulatory risks we already face. Certain states and localities are considering new telecommunications taxes that could increase operating expenses.

Our cable systems are operated under franchises that are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 14% of our franchises, covering approximately 15% of our analog video customers, were expired as of March 31, 2006. Approximately 4% of additional franchises, covering approximately an additional 1% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

We cannot assure you that we will be able to comply with all significant provisions of our franchise agreements and certain of our franchisors have from time to time alleged that we have not complied with these agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we cannot assure you that we will be able to renew, or to renew as favorably, our franchises in the future. A termination of or a sustained failure to renew a franchise in one or more key markets could adversely affect our business in the affected geographic area.

Our cable systems are operated under franchises that are non-exclusive. Accordingly, local franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable systems are operated under non-exclusive franchises granted by local franchising authorities. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In addition, certain telephone companies are seeking authority to operate in local communities without first obtaining a local franchise. As a result, competing operators may build systems in areas in which we hold franchises. In some cases municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority.

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least four states and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The FCC recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of March 31, 2006, we are aware of overbuild situations impacting approximately 13% of our estimated homes passed. Additional overbuild situations may occur in other systems.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases the cost of operating our business. We cannot assure you that the local franchising authorities will not impose new and more restrictive requirements. Local franchising authorities also have the power to reduce rates and order refunds on the rates charged for basic services.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities. However, the FCC and the U.S. Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the U.S. Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our losses would increase.

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the Supreme Court of the United States. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable operators and others. In addition, the favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies if the operator provides telecommunications services, as well as cable service, over cable wires attached to utility poles. Any significant increased costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it much less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

If we were required to allocate a portion of our bandwidth capacity to other Internet service providers, we believe that it would impair our ability to use our bandwidth in ways that would generate maximum revenues.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision has been appealed. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

ITEM 5. OTHER INFORMATION.

At its meeting held on February 7, 2006, the Board of Directors of Charter approved the metrics for the 2006 Executive Bonus Plan participants. A description of the specific performance metrics and bonus target is attached hereto as Exhibit 10.2.

ITEM 6. EXHIBITS.

The index to the exhibits begins on page 25 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

RENAISSANCE MEDIA GROUP LLC
RENAISSANCE MEDIA (LOUISIANA) LLC
RENAISSANCE MEDIA (TENNESSEE) LLC

Dated: May 12, 2006	By:CHARTER COMMUNICATIONS, INC.,
Registrants' Manager

By: /s/ Kevin D. Howard
Name: Kevin D. Howard
Title: Vice President and Chief Accounting Officer
of Charter Communications, Inc. (Manager);
Renaissance Media Group LLC; Renaissance Media
(Louisiana) LLC; and Renaissance Media (Tennessee) LLC

Dated: May 12, 2006	RENAISSANCE MEDIA CAPITAL CORPORATION

By: /s/ Kevin D. Howard
Name: Kevin D. Howard
Title: Vice President and Chief Accounting Officer

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

10.1*
Senior Notes Exchange Agreement, dated March 13, 2006, by and among Charter Communications Operating LLC, Charter Communications Operating Capital Corp., Renaissance Media Group LLC, Renaissance Media (Louisiana) LLC, Renaissance Media (Tennessee) and Renaissance Media Capital Corporation and Citadel Equity Fund Ltd.

10.2+
Description of Charter Communications, Inc. 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.3 on the quarterly report on Form 10-Q of Charter Communications, Inc. filed May 2, 2006 (File No. 000-27927)).

10.3+
Retention Agreement dated as of January 9, 2006, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 10, 2006 (File No. 000-27927)).

10.4+
Employment Agreement dated as of January 20, 2006 by and between Jeffrey T. Fisher and Charter Communications, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.5+
Employment Agreement dated as of February 28, 2006 by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 3, 2006 (File No. 000-27927)).

10.6+
Separation Agreement of Wayne H. Davis, dated as of March 23, 2006 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2006 (File No. 000-27927)).

10.7+
Consulting Agreement of Wayne H. Davis, dated as of March 23, 2006 (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2006 (File No. 000-27927)).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

* Document attached

+ Management compensatory plan or arrangement